Form 10-K
period 2004-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2005-03-31
CIK 1294154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the period ended December 31, 2004
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

        For the transition period from _______________ to ______________

                        Commission file number 333-116595

                     LEASE EQUITY APPRECIATION FUND II, L.P.
             (Exact name of registrant as specified in its charter)

         Delaware                                       20-1056194
 (State of Organization)                  (I.R.S. Employer Identification No.)

          110 South Poplar Street, Suite 101, Wilmington Delaware 19801
               (Address of principal executive offices) (Zip Code)

                                 (215) 574-1636
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

 Title of Each Class                 Name of Each Exchange on Which Registered
        None.                                    Not applicable.

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

                                      None.

                                 TITLE OF CLASS

                                 Not applicable.

        Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Yes [ ]No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

        State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        There were no outstanding Limited Partner units of the Registrant at December 31, 2004. Also, there is no public market for these securities.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                  EXHIBIT INDEX

                      The Exhibit Index is located on page 14.

                     LEASE EQUITY APPRECIATION FUND II, L.P.
                             INDEX TO ANNUAL REPORT
                                  ON FORM 10-K

                                                                                                        Page
                                                                                                        ----
PART I
             ITEM 1:  Business......................................................................       3
             ITEM 2:  Properties....................................................................       3
             ITEM 3:  Legal Proceedings.............................................................       4
             ITEM 4:  Submission of Matters to a Vote of Security Holders...........................       4

PART II
             ITEM 5:  Market for Registrant's Common Equity and Related Stockholder Matters.........       4
             ITEM 6:  Selected Financial Data.......................................................       4
             ITEM 7:  Management's Discussion and Analysis of Financial Condition and
                         Results of Operation.......................................................       4
             ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk....................       5
             ITEM 8:  Financial Statements and Supplementary Data...................................     6-9
             ITEM 9:  Changes in and Disagreements with Accountants on Accounting and
                       and Financial Disclosure.....................................................      10
             ITEM 9A: Controls and Procedures.......................................................      10

PART III
             ITEM 10: Directors and Executive Officers of the Registrant............................   10-13
             ITEM 11: Executive Compensation........................................................      13
             ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related
                       Stockholder Matters..........................................................      13
             ITEM 13: Certain Relationships and Related Transactions................................      13
             ITEM 14: Principal Accountant Fees and Services........................................      13

PART IV
             ITEM 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K...............      14

SIGNATURES .........................................................................................      15

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
 REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES TO SECTION 12 OF THE ACT                                15

                           FORWARD-LOOKING STATEMENTS

THE DISCUSSIONS CONTAINED IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT'S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT'S ACTUAL RESULTS AND FINANCIAL POSISION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS.

                                     PART I

ITEM 1 - BUSINESS

        Lease Equity Appreciation Fund II, L.P. (the "Fund"), a Delaware limited partnership, was formed on March 30, 2004. The Fund's general partner is LEAF Financial Corporation. See Note 1 in Notes to Balance Sheet in Item 8 - "Financial Statements and Supplementary Data." The Fund was capitalized by contributions of $1,000 and $1 by the General Partner and the original Limited Partner, respectively. The Fund is currently in the offering stage and will break escrow upon meeting its minimum required subscriptions of $2 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original Limited Partner and the General Partner or its officers, directors, employees or other affiliates. The Fund's maximum subscriptions are $60 million (600,000 units). The offering of the Fund's units will end no later than December 21, 2006. As of December 31, 2004, the Fund had sold subscriptions for 1,250 Limited Partner units ($125,000), which were held in the Fund's escrow account pending receipt of the minimum required subscriptions.

        The Fund will acquire a diversified portfolio of new, used or reconditioned equipment that will be leased to third parties. The Fund may also acquire portfolios of such equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to the Fund's end users, up to 20% of its funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of such equipment. The Fund intends to structure any secured loans so that, in an economic sense, there is no difference to the Fund between a secured loan and an equipment lease. The Fund expects that the equipment will be principally general office equipment, medical and dental practice equipment, energy and climate control systems and industrial equipment. Also, the Fund intends to focus on the small to mid-size business market, which generally includes businesses with:

o       500 or fewer employees;

o       $1 billion or less in total assets; or

o       $100 million or less in total annual sales.

The Fund expects that the per unit equipment cost for leases it originates generally will be between $20,000 and $2 million, but no investments had been identified as of December 31, 2004. The principal objective of the Fund is to generate regular cash distributions to the Fund's Limited Partners.

ITEM 2 - PROPERTIES

        The Fund had not commenced operations as of December 31, 2004, because its minimum required subscriptions had not been received as of that date. Therefore, there are no properties to report under this item.

ITEM 3 - LEGAL PROCEEDINGS

        None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

        (a) The Fund's Limited Partner units are not publicly traded. There is no market for the Fund's Limited Partner units and it is unlikely that any will develop.

        (b)     Number of Equity Security Holders:

                                                   NUMBER OF PARTNERS
                TITLE OF CLASS                  AS OF DECEMBER 31, 2004
                -------------------------       -----------------------
                Limited Partner Units (1)                  1
                General Partner Units                      1

----------
(1) This is the Fund's original Limited Partner who contributed $1.00 in cash in exchange for the original 10 Limited Partner units. When the Fund receives its minimum required subscriptions and admits additional Limited Partners, the original Limited Partner's contribution will be returned to him and the original 10 Limited Partner units will be retired.

ITEM 6 - SELECTED FINANCIAL DATA

        The Fund had not commenced operations as of December 31, 2004. See Item 2 - "Properties."


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

        The Fund is currently in its offering period. Since its formation on March 30, 2004 through December 31, 2004, the Fund has had no operations to report. The sole activity of the Fund during this period consisted of the organization of the Fund and the offering of its units to potential Limited Partners.

        The Fund intends to use the offering proceeds, after paying organization and offering expenses and permitted fees and establishing a working capital reserve, to conduct the business activities described in Item 1 - "Business." The Fund will seek to finance a substantial portion of the cost of its equipment, existing leases and secured loans. However, currently the Fund has no arrangements with, or commitments from, any lender to provide financing to it. To the extent that the offering proceeds are less than the maximum, or the Fund is unable to obtain financing, its ability to diversify its investments will be reduced, which could reduce the return on its Limited Partners' investment.

        Initially, the Fund intends to establish working capital reserves of approximately 1% of the offering proceeds, which it believes will be sufficient to satisfy its liquidity requirements until it obtains its intended financing and operating revenues. However, the Fund's operating costs will adversely affect its liquidity and to the extent that its working capital reserves are insufficient to satisfy its cash requirements, the Fund will be required to obtain additional funds through third-party financing. The Fund may not be able to obtain financing when it needs it.

        Fluctuations in prevailing interest rates will affect the Fund. The cost of capital reflected in interest rates is a significant factor in determining market lease rates and the pricing of financing. Higher interest rates will:

        o       affect the Fund's cost of financing;

        o       reduce the Fund's yield on leveraged investments;

        o reduce the amount of financing the Fund may be able to obtain because of a reduction in value of its fixed-rate assets; and

        o       possibly, reduce the desirability of leverage.

        Interest rate changes generally will result in corresponding changes in rates on new leases as well as variable rate financing or new financing. Except as discussed below, interest rate fluctuations would generally have little or no effect on existing leases acquired by the Fund as their rates would generally be fixed.

        The Fund expects that some or all of any financing arrangements it enters into will have variable interest rates. Because some of the Fund's expected financing will be short-term, the Fund does not believe that financing carries material interest rate risk. However, the Fund will seek to manage interest rate risk in certain long-term variable rate financings or securitizations it expects to enter into by engaging in hedging transactions that would have the effect of fixing the Fund's interest rate on those obligations.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Partners
Lease Equity Appreciation Fund II, L.P.


         We have audited the accompanying balance sheet of Lease Equity Appreciation Fund II, L.P. (a development stage enterprise) as of December 31, 2004. This financial statement is the responsibility of the Fund's management. Our responsibility is to express an opinion on this financial statement based on our audit.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

         In our opinion, the balance sheet referred to above presents fairly, in all material respects, the financial position of Lease Equity Appreciation Fund II, L.P. (a development stage enterprise) at December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP





Cleveland, Ohio
March 9, 2005

                     LEASE EQUITY APPRECIATION FUND II, L.P.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                  BALANCE SHEET

                                                        December 31, 2004
                                                        -----------------

ASSETS
Cash.................................................        $ 1,001
                                                             =======

LIABILITIES AND PARTNERS' CAPITAL
Partners' Capital
     General Partner.................................        $ 1,000
     Limited Partner.................................              1
                                                             -------
                                                             $ 1,001
                                                             =======

     The accompanying notes are an integral part of this financial statement

                     LEASE EQUITY APPRECIATION FUND II, L.P.
                        (a development stage enterprise)

                             NOTES TO BALANCE SHEET
                                December 31, 2004

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

        Lease Equity Appreciation Fund II, L.P. (the Fund), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the General Partner). The Fund's Fiscal Year ends on December 31. LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. ("RAI") is a publicly-traded company (NASDAQ: REXI) operating in the energy, real estate, financial services, and equipment leasing sectors.

        The General Partner and the initial limited partner capitalized the Fund. Upon the consummation of the public offering, the initial limited partner will withdraw, its capital contribution will be refunded and the units will be retired. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% partnership interest. The Fund will be managed by the General Partner.

        The General Partner will own a 1% general partnership interest, and the limited partners will own a 99% limited partnership interest. If available, cash distributions will be made monthly. The distributions will be allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses will also be allocated 99% to the limited partners and 1% to the General Partner.

        The Fund is considered to be a development stage enterprise and its sole activity through December 31, 2004 consisted of the organization and start-up of the Fund. Accordingly, no statement of operations is presented.

        The Fund will acquire a diversified portfolio of equipment that will be leased to end users. The Fund will also acquire existing portfolios of equipment subject to existing leases from other equipment lessors. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment leases and portfolios of existing equipment leases in order to generate regular cash distributions to the limited partners over the life of the Fund.

        The Fund shall terminate on December 31, 2029, unless sooner disolved or terminated as provided in the Partnership Agreement.

NOTE 2 - PUBLIC OFFERING OF LIMITED PARTNERSHIP UNITS

        The Fund filed a registration statement for the sale of its Limited Partner units. The General Partner or its affiliate will receive an organization and offering expense allowance of 3.5% of the offering proceeds with respect to expenses incurred in organizing the Fund and offering the units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement to the selling dealers of up to a maximum of .5% of offering proceeds for their bona fide accountable due diligence expenses.

        As of December 31, 2004, the Fund raised $ 125,000 through the sale of 1250 Limited Partner units. These proceeds are maintained in an escrow account and will be moved to the Fund's operating account upon the Fund meeting its minimum offering requirement of $2,000,000 or 20,000 units.

                     LEASE EQUITY APPRECIATION FUND II, L.P.
                        (a development stage enterprise)

                      NOTES TO BALANCE SHEET - (Continued)
                                December 31, 2004

NOTE 3 - TRANSACTIONS WITH AFFILIATES

        The General Partner will receive a fee for assisting the fund in acquiring equipment for lease and portfolios of equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolios of equipment subject to existing equipment leases, including in each instance any debt incurred or assumed in connection with the purchases.

        The General Partner will receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, or 2% of gross rental payments for full payout leases, or a competetive fee, whichever is less. An operating lease, as defined in the partnership agreement, is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment.

        During the Fund's five-year investment period, the management fee will be subordinated to the payment to the Fund's Limited Partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

        The General Partner will receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund's equipment after the expiration of a lease. This commission will be subordinated to the payment to the Limited Partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital.

        The General Partner and its affiliate, Anthem Securities, Inc. ("Anthem Securities"), a subsidiary of Resource America, Inc., receive an organization and offering allowance of 3.5% of the offering proceeds raised. This amount includes reimbursement to Anthem Securities to use the selling dealers' bona fide accountable due diligence expenses of up to .5% of the proceeds of each unit sold by them. These charges are recorded by the Fund as offering costs incurred for the sale of Limited Partnership units on the Statements of Partners' Capital.

        The General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates.

        The General partner will also be reimbursed for operating and administrative expenses, subject to limitations contained in the Fund's partnership agreement.

        Anthem Securities will receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 7% of the proceeds of each unit sold by it, although it is not anticipated that it will sell a material number of units.

ITEM 9. CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the General Partner's management, including the General Partner's chief executive officer and chief financial officer, the General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of December 31, 2004, with respect to the Fund and, based on their evaluation, the chief executive officer and the chief financial officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information concerning the Fund which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported by the Fund within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to the General Partner's management, including the General Partner's chief executive officer and chief financial officer, as appropriate to allow for timely disclosure. There have been no significant changes in the General Partner's internal controls or in other factors with respect to the Fund that could significantly affect these controls in the fourth quarter of 2004 and subsequent to the date of their evaluation.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The General Partner manages the Fund and its activities. Although the Fund's Limited Partners have limited voting rights under the Partnership Agreement, they do not directly or indirectly participate in the Fund's management or day-to-day operations, nor do they have any authority to enter into contracts on the Fund's behalf or to otherwise bind the Fund. The General Partner will be liable, as General Partner, for all of the Fund's debts and obligations to the extent they are not paid by the Fund, except to the extent that any debt or other obligation incurred by the Fund is specifically with recourse only to the Fund's assets (i.e., "nonrecourse liabilities"). Whenever possible, the General Partner intends to make all of the Fund's debts or other obligations nonrecourse liabilities.

        As is common in the case of limited partnerships, the Fund does not directly employ any of the persons responsible for its management or day-to-day activities. Instead, LEAF Financial Corporation's personnel will manage and operate the Fund and its business. Also, officers of the General Partner will spend a substantial amount of time managing the business and affairs of LEAF Financial Corporation and its other affiliates, and there may be a conflict of interest regarding the allocation of their time between the Fund's affairs and business and the affairs and business of its other affiliates, including activities for its own account.

        The following table sets forth information with respect to the directors and executive officers of our General Partner.

NAME                      AGE   POSITION
----                      ---   --------
Crit S. DeMent             52   Chairman of the Board of Directors and Chief
                                 Executive Officer
Miles Herman               45   President, Chief Operating Officer and Director
Jonathan Z. Cohen          34   Director
Alan D. Schreiber, M.D.    61   Director
Linda Richardson           57   Director
Robert K. Moskovitz        48   Chief Financial Officer and Treasurer
David H. English           55   Executive Vice President
Nicholas Capparelli        45   Vice President - Sales
Darshan V. Patel           34   General Counsel and Secretary
Sherryl B. Hughes          54   Vice President - Credit
Scott A. Smith             45   Vice President - Direct Participation Programs

CRIT S. DEMENT has been Chairman of the Board of Directors and Chief Executive Officer since he joined LEAF Financial Corporation in November 2001. Mr. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management from January 2002 until June 2004. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

MILES HERMAN has been President, Chief Operating Officer and a Director of LEAF Financial Corporation since January 2002. Mr. Herman was President, Chief Operating Officer and a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989.

JONATHAN Z. COHEN has been a Director of LEAF Financial Corporation since January 2002, and was a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Cohen has been President of Resource America, Inc. since 2003, Chief Executive Officer since 2004 and a Director since 2002. He was Chief Operating Officer of Resource America, Inc. from 2002 to 2004, Executive Vice President from 2001 to 2003 and Senior Vice President from 1999 to 2001. He also has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas America, Inc. since its formation in 2000, a Trustee and Secretary of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997, Vice Chairman of RAIT Investment Trust since 2003, and Chairman of the Board of The Richardson Company (a sales consulting company) since 1999.

ALAN D. SCHREIBER, M.D. has been a director of LEAF Financial Corporation since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984, and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.

LINDA RICHARDSON has been a Director of LEAF Financial Corporation since August 2002. Ms. Richardson has also been the President and Chief Executive Officer of The Richardson Group, a sales consulting company, since 1978 and a faculty member of the Wharton School, University of Pennsylvania since 1988.

ROBERT K. MOSKOVITZ, has been Chief Financial Officer of LEAF Financial Corporation since February 2004, and Treasurer since September 2004, and he also serves as its chief accounting officer. Mr. Moskovitz was Chief Financial Officer of LEAF Asset Management from February 2004 until June 2004. From 2002 to 2004, Mr. Moskovitz was an independent management consultant. From 2001 to 2002, Mr. Moskovitz was Executive Vice President and Chief Financial Officer of ImpactRx, Inc. From 1999 to 2001, Mr. Moskovitz was Chief Financial Officer of Breakthrough Commerce LLC. From 1983 to 1997, Mr. Moskovitz held senior financial positions with several high growth public and privately owned companies. Mr. Moskovitz is a Certified Public Accountant and began his career with Deloitte & Touche LLP (formerly Touche Ross & Co).

DAVID H. ENGLISH has been Executive Vice President of LEAF Financial Corporation since April 2003. Mr. English was Executive Vice President and Chief Investment Officer of LEAF Asset Management from April 2003 until June 2004. From 1996 until joining the Fund's General Partner, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance's Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division.

NICHOLAS CAPPARELLI has been Vice President - Sales of LEAF Financial Corporation since January 2002, and he was Vice President - Sales of LEAF Asset Management from January 2002 until June 2004. Before joining LEAF Financial Corporation and LEAF Asset Management in January 2002, Mr. Capparelli had been, since 1998, a Senior Vice President for Fidelity Leasing and its successor, responsible for sales and training. From 1995 to August 2000, Fidelity Leasing was a subsidiary of Resource America, Inc. Mr. Capparelli also served as the general manager of JLA Leasing Corporation, an equipment lessor, following its acquisition by Fidelity Leasing in 1999.

DARSHAN V. PATEL has been General Counsel and Secretary of LEAF Financial since August 2001. Mr. Patel also was General Counsel and Secretary of LEAF Asset Management from January 2002 until June 2004. In addition, Mr. Patel serves as Associate General Counsel of Resource America, Inc., a position he has held since 2001. From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry, New York, NY.

SHERRYL B. HUGHES has been Vice President - Credit of LEAF Financial Corporation since May 2002. Ms. Hughes was Vice President - Credit of LEAF Asset Management from May 2004 until June 2004. Ms. Hughes is responsible for all credit underwriting, documentation and asset review. From 1999 to 2002, Ms. Hughes was a Vice President of Credit/Operations for Court Square Leasing Corporation. From 1997 to 1999 she was the Director of Credit and Portfolio Management at American Business Leasing, Inc. Ms. Hughes was the Corporate Credit Manager for Master Lease Corporation from 1983 until it was acquired by Tokai Bank. Following the acquisition, she held various managerial positions in Credit and Operations with Tokai Financial Services, Inc., until she left in 1997.

SCOTT A. SMITH has been Vice President - Direct Participation Programs of LEAF Financial Corporation since June 2004. He joined LEAF Financial Corporation in July 2002 as director of sales for its syndications group. For the three months before joining LEAF Financial Corporation, Mr. Smith worked in a consultative capacity as a performance improvement specialist with Team Builders Plus, and the year before that he was the director of sales training for Fidelity Leasing and its successor. From 1993 to 2000 he held various sales and marketing management positions with Advanta Leasing Corporation, ending as their director of training and development.

CODE OF BUSINESS CONDUCT AND ETHICS

        Because the Fund does not directly employ any persons, it relies on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of the General Partner, as well as to persons performing services for the Fund generally. You may obtain a copy of this code of ethics by a request to the Fund's General Partner at LEAF Financial Corporation, 1845 Walnut Street, Suite 1000, Philadelphia, Pennsylvania 19103.

ITEM 11.        EXECUTIVE COMPENSATION

        The Fund does not have, and does not expect to have, any employees as discussed in Item 10 - "Directors and Executive Officers of the Registrant." Instead, the management and day-to-day activities of the Fund will be provided by the employees of the General Partner and its affiliates. No officer or director of the General Partner will receive any direct remuneration from the Fund. Those persons will receive compensation solely from the General Partner or its affiliates other than the Fund.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        (a) The Fund was in its offering period, and no Limited Partners had been admitted to the Fund as of December 31, 2004.

        (b) In 2004, the General Partner contributed $1,000 to the capital of the Fund as its General Partner and received its General Partner interest in the Fund. As of December 31, 2004, the Fund had not issued any Limited Partner units and the General Partner did not own any of the Fund's Limited Partner units. However, the General Partner currently intends to acquire, as a Limited Partner, Limited Partner units equal to approximately 5% of the Fund's total Limited Partner units and its affiliates currently intend to purchase up to an additional 1% of the Fund's total Limited Partner units. These purchases of Limited Partner units by the General Partner and its affiliates will be at a price discounted by the 7% sales commission which will be paid by most of the Fund's other Limited Partners.

        (c) There are no arrangements known to the Fund that would, at any date subsequent to the date of this report, result in a change in control of the Fund.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Not applicable.

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

        AUDIT FEES. None.

        AUDIT-RELATED FEES. None.

        TAX FEES. None.

        ALL OTHER FEES. None.

        Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

        The General Partner's audit committee is the audit committee for its parent, Resource America, Inc., which reviews and approves in advance any audit and any permissible non-audit engagement or relationship between the Fund and its independent auditors.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Annual Report on Form 10-K:

                1.      FINANCIAL STATEMENTS

                        The financial statements required by this Item are set forth in Item 8 - "Financial Statements and Supplementary Data."

                2.      FINANCIAL STATEMENT SCHEDULES

                        No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

                3. As of December 31, 2004, the Fund has not filed any reports on Form 8-K.

                4.      EXHIBITS

                        EXHIBIT NO.   DESCRIPTION
                        -----------   ----------------------------------------------------------------
                            3.1       Certificate of Limited Partnership for Lease Equity Appreciation
                                       Fund II, L.P.
                            3.2       Amended Certificate of Limited Partnership for Lease Equity
                                       Appreciation Fund II, L.P.
                            3.3       Amended and Restated Agreement of Limited Partnership for Lease
                                       Equity Appreciation Fund II, L.P.
                           31.1       Rule 13a-14(a)/15d-14(a) Certifications
                           31.2       Rule 13a-14(a)/15d-14(a) Certifications
                           31.3       Rule 13a-14(a)/15d-14(a) Certifications
                           32.1       Section 1350 Certifications
                           32.2       Section 1350 Certifications

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEASE EQUITY APPRECIATION FUND II, L.P.
                                      A Delaware Limited Partnership
                                      By:  LEAF Financial Corporation

March 31, 2005                        By:  /s/ CRIT DEMENT
                                           ------------------------------------
                                           CRIT DEMENT
                                           Chairman and Chief Executive Officer
                                           of the General Partner

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Crit Dement           Chairman of the Board and               March 31, 2005
-----------------------   Chief Executive Officer of the
CRIT S. DEMENT            General Partner

/s/ Miles Herman          President, Chief Operating Officer      March 31, 2005
-----------------------   and Director of the General Partner
MILES HERMAN

/s/ Robert K. Moskovitz   Chief Financial Officer (and chief      March 31, 2005
-----------------------   accounting officer) and Treasurer of
ROBERT K. MOSKOVITZ       the General Partner

/s/ Jonathan Z. Cohen     Director of the General Partner         March 31, 2005
-----------------------
JONATHAN Z. COHEN

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                            TO SECTION 12 OF THE ACT

        Since the Fund had no Limited Partner investors and conducted no business operations during its fiscal year ended December 31, 2004, no annual report will be furnished to its Limited Partners covering that time period.