Form 10-Q
period 2005-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2005-05-16
CIK 1294154

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                       Commissions File Number 333-116595

                     LEASE EQUITY APPRECIATION FUND II, L.P.
             (Exact name of registrant as specified in its charter)

           Delaware                                   20-1056194
   (State of Organization)               (I.R.S. Employer Identification No.)

                         110 S. Poplar Street, Suite 101
                           Wilmington, Delaware 19801
               (Address of principal executive offices) (Zip Code)

                                 (215) 574-1636
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

                     LEASE EQUITY APPRECIATION FUND II, L.P.

                            INDEX TO QUARTERLY REPORT
                                  ON FORM 10-Q

                                                                            PAGE
                                                                           -----
PART I     FINANCIAL INFORMATION (UNAUDITED)

  Item 1.  Financial Statements

           Balance Sheets - March 31, 2005 and December 31, 2004 (Audited)     3

           Notes to Balance Sheet - March 31, 2005........................ 4 - 5

  ITEM 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     6

  ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.....     6

  ITEM 4.  Controls and Procedures........................................     6

PART II    OTHER INFORMATION

  ITEM 1.  Legal Proceedings..............................................     7

  ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds....     7

  ITEM 3.  Defaults Upon Senior Securities................................     7

  ITEM 4.  Submission of Matters to a Vote of Security Holders............     7

  ITEM 5.  Other Information..............................................     7

  ITEM 6.  Exhibits and Reports on Form 8-K...............................     7

SIGNATURES................................................................     8

                     LEASE EQUITY APPRECIATION FUND II, L.P.
                                 BALANCE SHEETS

                                                   MARCH 31,    DECEMBER 31,
                                                     2005           2004
                                                 ------------   ------------
                                                 (Unaudited)     (Audited)
ASSETS
Cash .........................................   $      1,001   $      1,001
                                                 ============   ============

LIABILITIES AND PARTNERS' CAPITAL
PARTNERS' CAPITAL:
  General partner ............................   $      1,000   $      1,000
  Limited partner ............................              1              1
                                                 ------------   ------------
                                                 $      1,001   $      1,001
                                                 ============   ============

   The accompanying notes are an integral part of these financial statements.

                     LEASE EQUITY APPRECIATION FUND II, L.P.
                             NOTES TO BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

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

        The General Partner and the initial limited partner capitalized the Fund. Upon the consummation of the public offering, the initial limited partner will withdraw, its capital contribution will be refunded and the unit will be retired. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% partnership interest. The Fund will be managed by the General Partner.

        The General Partner will own a 1% general partnership interest, and the limited partners will own a 99% limited partnership interest. Cash distributions, if available, will be made monthly. The cash distributions will be allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses will also be allocated 99% to the limited partners and 1% to the General Partner.

        The Fund is considered to be a development stage enterprise and its sole activity through March 31, 2005 consisted of the organization and start-up of the Fund. Accordingly, no statement of operations is presented.

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

NOTE 2 - PUBLIC OFFERING OF LIMITED PARTNERSHIP UNITS

        As of March 31, 2005, the Fund raised $2,822,610 through the sale of 28,234 limited partnership units. These proceeds are maintained in an escrow account and will be moved to the Fund's operating account after the Fund meets its minimum offering requirements of $2,000,000, excluding subscriptions from Iowa and Pennsylvania or $3,000,000 including subscriptions from Iowa and Pennsylvania. In April 2005, the Fund met its minimum offering requirements and commenced operations.

                     LEASE EQUITY APPRECIATION FUND II, L.P.
                      NOTES TO BALANCE SHEET - (CONTINUED)
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE 3 - TRANSACTIONS WITH AFFILIATES

        The General Partner will receive a fee for assisting the Fund in acquiring equipment for lease and portfolios of equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolios of equipment subject to existing equipment leases, including in each instance any debt it incurs or assumes in connection with the purchases.

        The General Partner will receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, as defined in the partnership agreement, or 2% of gross rental payments for full payout leases, or a competetive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment.

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

        The General Partner and its affiliate, Anthem Securities, Inc. ("Anthem Securities"), an indirect subsidiary of Resource America, Inc., will receive an organization and offering allowance of 3.5% of the offering proceeds raised. This amount includes reimbursement to Anthem Securities to use for the selling dealers' bona fide accountable due diligence expenses of up to .5% of the proceeds of each unit sold by them. These charges will be recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Statements of Partners' Capital.

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

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

WHEN USED IN THIS FORM 10-Q, THE WORDS "BELIEVES" "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES MORE PARTICULARLY DESCRIBED IN ITEM 1, UNDER THE CAPTION "RISKS INHERENT IN OUR BUSINESS", IN OUR ANNUAL REPORT ON FORM 10-K FOR FISCAL 2004. THESE RISKS AND UNCERTAINTIES COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO FORWARD-LOOKING STATEMENTS WHICH WE MAY MAKE TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

        The Fund is currently in its offering period. Since its formation on March 30, 2004 through March 31, 2005, the Fund had no operations to report. The sole activity of the Fund for this period consisted of the organization and start-up of the Fund.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        The General Partner's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2005, with respect to the Fund. Based on their evaluation, these officers have concluded that these disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the Fund's periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission's rules and forms. Based on their evaluation, the General Partner's chief executive officer and chief financial officer also have concluded that there have been no changes in internal controls with respect to the Fund that materially affected, or were reasonably likely to materially affect, those internal controls during the first quarter of 2005.

                           PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

        The Fund is not subject to any pending legal proceedings

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Not applicable

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. - OTHER INFORMATION

        None

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this Quarterly Report on Form 10-Q:

                1.  FINANCIAL STATEMENTS

                    The financial statements required by this Item are set forth in Item 1

                2.  FINANCIAL STATEMENT SCHEDULES

                    No schedules are required to be presented.

                3.  EXHIBITS

                    Exhibit No.    Description
                    -----------    ---------------------------------------------
                       31.1        Rule 13a-14(a)/15d-14(a) Certification
                       31.2        Rule 13a-14(a)/15d-14(a) Certification
                       31/3        Rule 13a-14(b)/15d-14(a) Certification
                       32.1        Section 1350 Certification
                       32.2        Section 1350 Certification

        (b)     Reports on Form 8-K: None.

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

                                         LEASE EQUITY APPRECIATION FUND II, L.P.
                                         A Delaware Limited Partnership

                                         By:  LEAF Financial Corporation,
                                              its General Partner

May 16, 2005                             /s/ Crit DeMent
                                         ---------------------------------------
                                         CRIT DEMENT
                                         Chairman and Chief Executive Officer
                                         of the General Partner

May 16, 2005                             /s/ Miles Herman
                                         ---------------------------------------
                                         MILES HERMAN
                                         President, Chief Operating Officer and
                                         Director of the General Partner

May 16, 2005                             /s/ Robert K. Moskovitz
                                         ---------------------------------------
                                         ROBERT K. MOSKOVITZ
                                         Chief Financial Officer, Treasurer
                                         of the General Partner