Form 10-Q
period 2005-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2005-08-15
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commissions File Number 333-116595

LEASE EQUITY APPRECIATION FUND II, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	20-1056194 (I.R.S. Employer Identification No.)

110 S. Poplar Street, Suite 101
Wilmington, Delaware 19801
(Address of principal executive offices) (Zip Code)

(215) 574-1636
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes     No

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2005	2004

	(Unaudited)	(Audited)
ASSETS
Cash	$717,628	$1,001
Restricted cash	100,000	–
Due from lockbox	39,369	–
Direct financing leases and notes, net	5,898,622	–
Other assets	387,567	–

	$7,143,186	$1,001

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$2,251,490	$–
Accounts payable and accrued expenses	161,762	–
Due to related parties, net	128,861	–
Fair value of interest rate swap	2,162	–
Subscription deposits	595,000	–

Total liabilities	3,139,275	–
Partners’ Capital	4,003,911	1,001

	$7,143,186	$1,001

The accompanying notes are an integral part of these financial statements.

Back to Index

     LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Period from
April 14, 2005
(Commencement of
Operations) to
June 30, 2005

Interest and rental income	$51,745
Interest expense	1,283

Net interest and rental income	50,462
Provision for credit losses	5,200

45,262
Other income	2,379

Operating income	47,641

Administration expense reimbursed to related party	102,261
General and administrative	62,401
Management fee to related party	14,354

179,016

Net loss	$(131,375)

Weighted average number of limited partnership units outstanding during the period	41,522

Net loss per weighted average limited partnership unit	$(3.13)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

     LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(Unaudited)

	General			Accumulated
	Partner	Limited Partners		Other	Partners’	Comprehensive
				Comprehensive	Capital	(Loss)
	Amount	Units	Amount	(Loss)	Total	Total

Balance, January 1, 2005	$1,000	–	$1	$–	$1,001	$–
Partners contribution	–	48,125	4,809,985	–	4,809,985	–
Cash distributions	(399)	–	(39,467)	–	(39,866)	–
Cash distributions reinvested	–	155	15,516	–	15,516	–
Offering costs related to the sale of Partnership units	–	–	(649,187)	–	(649,187)	–
Redemption	–	–	(1)	–	(1)	–
Net loss	(1,314)	–	(130,061)	–	(131,375)	(131,375)
Unrealized loss on hedging derivative	–	–	–	(2,162)	(2,162)	(2,162)

Balance, June 30, 2005	$(713)	48,280	$4,006,786	$(2,162)	$4,003,911	$(133,537)

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

     LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended
June 30, 2005

Cash flows from operating activities:
Net loss	$(131,375)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for credit losses	5,200
Increase in due from lockbox	(39,369)
Increase in accounts payable and accrued expenses	161,762
Increase in amounts due to related parties	128,861

Net cash provided by operating activities	125,079

Cash flows from investing activities:
Investment in direct financing leases and notes	(6,054,870)
Proceeds from direct financing leases and notes, net of earned income	130,237
Security deposits received, net	20,811

Net cash used in investing activities	(5,903,822)

Cash flows from financing activities:
Increase in restricted cash	(100,000)
Increase in deferred financing costs	(387,567)
Increase in subscription deposits	595,000
Proceeds from debt	2,251,490
Limited Partners’ capital contribution	4,825,501
Partners’ distributions paid	(39,866)
Payment of offering costs incurred for the sale of partnership units	(649,187)
Redemption of initial limited partner	(1)

Net cash provided by financing activities	6,495,370

Increase in cash	716,627
Cash, beginning of period	1,001

Cash, end of period	$717,628

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (the Fund), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the General Partner). The Fund’s Fiscal Year ends on December 31. LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. (“RAI”) is a publicly-traded company (NASDAQ: REXI) operating in the real estate, financial services, and equipment financing sectors.

The General Partner and the initial limited partner capitalized the Fund. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% partnership interest. Upon the Fund breaking escrow, the initial limited partner withdrew, as a limited partner, its capital contribution. The Fund is managed by the General Partner.

The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner.

The Fund acquires a diversified portfolio of equipment that is financed for end users. The Fund will also acquire existing portfolios of equipment subject to existing leases and loans from other equipment finance companies. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in equipment financings and portfolios of existing equipment leases in order to generate regular cash distributions to the limited partners over the life of the Fund.

The Fund shall terminate on December 31, 2029, unless sooner disolved or terminated as provided in the Partnership Agreement.

NOTE 2 – PUBLIC OFFERING OF LIMITED PARTNERSHIP UNITS

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund II, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Classification

Management believes that, consistent with the financial statement presentation of other equipment finance companies, it is more appropriate to present the Fund’s consolidated balance sheet on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for possible losses and impairment of long-lived assets. Actual results could differ from those estimates.

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the general partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.

The Fund’s allowance for possible losses is primarily based on factors which include the General Partner’s historical loss experience, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the asset exceeds their estimated fair values.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 2 – PUBLIC OFFERING OF LIMITED PARTNERSHIP UNITS – (Continued)

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of June 30, 2005, the Fund had deposits at one bank totaling $722,041, of which $622,041 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases and notes consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period from April 14, 2005 (Commencement of Operations) to June 30, 2005.

Fees from delinquent payments are recognized when received and are included in other income.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 2 – PUBLIC OFFERING OF LIMITED PARTNERSHIP UNITS – (Continued)

Recently Issued Accounting Pronouncements

The Fund accounts for its derivative instruments and hedging activities in accordance with Statement of Financial Accounting Standard 149 (“SFAS 149”), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents and includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.

Transfers of Financial Assets

In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swap discussed in Note 8 is recorded at fair value in the accompanying consolidated balance sheet.

NOTE 3 – RESTRICTED CASH

Restricted Cash as of June 30, 2005 includes cash being held in reserve by the Fund’s lender.

NOTE 4 – DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with our General Partner and other partnerships serviced by our General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst our General Partner, the other partnerships and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheet, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to our bank account.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 5 – INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

The Fund’s direct financing leases are for initial lease terms ranging from 12 to 84 months. The interest rate on notes receivable is 9%. As of June 30, 2005, 21% of leased equipment was located in California.

June 30,
2005

Direct financing leases	$5,843,628
Notes receivable	54,994

$5,898,622

The components of the net investment in direct financing leases as of June 30, 2005 are as follows:

June 30,
2005

Total future minimum lease payments	$6,077,112
Unearned rental income	(656,771)
Residuals, net of unearned residual income	449,298
Security deposits	(20,811)

5,848,828
Allowance for possible losses	(5,200)

$5,843,628

The following is a summary of the Fund’s allowance for possible losses for the period indicated:

For the Six
Months Ended
June 30,
2005

Allowance for possible losses, beginning of period	$–
Provision for credit losses	5,200
Net write offs	–

Allowance for possible losses, end of period	$5,200

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 5 – INVESTMENT IN DIRECT FINANCING LEASES AND NOTES – (Continued)

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases and notes at June 30, 2005 are as follows:

	Direct
Periods Ending June 30,	Financing Leases	Notes	Total

2006	$2,284,285	$10,338	$2,294,623
2007	1,649,155	10,160	1,659,315
2008	1,135,636	11,117	1,146,753
2009	651,716	12,163	663,879
2010	225,380	11,216	236,596
Thereafter	130,940	–	130,940

	$6,077,112	$54,994	$6,132,106

NOTE 6 – OTHER ASSETS

As of June 30, 2005, other assets consists of $387,567 of unamortized deferred financing costs which are being amortized over the terms of the related debt.

NOTE 7– DEBT

The table below summarizes the Fund’s debt at June 30, 2005 as follows:

June 30,
2005

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into an interest rate swap agreement. The interest rate swap agreement terminates May 21, 2011. The interest rate swap agreements fix the interest rate on this facility at 5.13%. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods on June 21, 2006, 2007 and 2008. The term of the Fund’s credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used. As of June 30, 2005, the Fund is in compliance with all such convenants.	$2,251,490

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 7 – DEBT– (Continued)

The debt maturity for each of the succeeding twelve month periods ending June 30 and thereafter, is as follows:

2006	$818,519
2007	630,611
2008	405,830
2009	260,592
2010	128,983
Thereafter	6,955

$2,251,490

NOTE 8 – DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes us to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund originates assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps which are designated as cash flow hedges. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 133/138/149 is recognized in the income statement.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 8 – DERIVATIVE INSTRUMENTS – (Continued)

At June 30, 2005 the Fund had an unrealized loss of $2,162 which is included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the three months ended June 30, 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of June 30, 2005, $2,162 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

NOTE 9 – SUBSCRIPTION DEPOSITS

Subscription deposits represents proceeds from the sale of limited partnership units received by the Fund prior to admittance of the limited partner. The Fund admits its new limited partners into the Partnership on a weekly basis.

NOTE 10 – TRANSACTIONS WITH AFFILIATES

The General Partner and Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Atlas America Inc., RAI’s former energy subsidiary, receive an organization and offering allowance of 3.5% of the offering proceeds raised. This amount includes reimbursement to Anthem Securities to use for the selling dealers’ bona fide accountable due diligence expenses of up to .5% of the proceeds of each unit sold by them. These charges are recorded by the Fund as offering costs incurred for the sale of limited partnership units on the Consolidated Statements of Partners’ Capital and Comprehensive Loss.

Anthem Securities receives an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 7% of the proceeds of each unit sold by it, although it is not anticipated that it will sell a material number of units.

The General Partner receives a fee for assisting the Fund in acquiring equipment for lease and portfolios of equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolios of equipment subject to existing equipment financing.

The General Partner receives a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, as defined in the partnership agreement, or 2% of gross rental payments for full payout leases, or a competetive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s five-year investment period, the management fee will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 10 – TRANSACTIONS WITH AFFILIATES – (Continued)

The General Partner receives a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital.

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affliates.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the period from April 14, 2005 (Commencement of Operations) to June 30, 2005:

Organization and offering expenses	$168,893
Underwriting fees	480,294
Acquisition fees	121,097
Asset management fees	14,354
Reimbursable expenses	102,261

Due to related parties, net as of June 30, 2005 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

NOTE 11– ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.

Net income for any fiscal period during the reinvestment period (the period commencing April 14, 2005 and ending December 12, 2011) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
June 30, 2005
(Unaudited)

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses.

NOTE 13 – NET LOSS PER LIMITED PARTNERSHIP UNIT

Net loss per limited partnership unit is computed by dividing net loss allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic loss per limited partnership unit equals dilutive net loss per limited partnership unit because there are no potential dilutive units.

Back to Index

ITEM 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risks Inherent In Our Business”, in our annual report on Form 10-K for 2004. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

We were formed on March 30, 2004 by LEAF Financial Corporation, a Delaware corporation (“General Partner”). In December 2004, we began our offering of a maximum of 600,000 limited partner units with an aggregate maximum gross proceeds of $60,000,000. Under the terms of our offering, subscriptions received were held in escrow until we reached the required minimum required subscriptions of 20,000 limited partner units. On April 14, 2005, upon reaching the offering minimum, we broke escrow and commenced operations. As of June 30, 2005 we had sold 48,280 limited partner units raising $4,177,315 net of offering costs. The offering will end no later than December 21, 2006.

We acquire equipment that is financed for third parties. We may also acquire portfolios of equipment subject to existing leases and notes from other equipment lessors. Our principal objective is to generate regular cash distributions to our limited partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1 billion or less in total assets or $100 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

Our leases consist of both direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the undepreciated cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a scheduled payment due is 90 days or more delinquent, the financing is classified as being on non-accrual and we do not recognize interest or rental income on that financing until the financing becomes less than 90 days delinquent.

As of June 30, 2005, our portfolio contained 190 equipment financings with 177 individual end users in 28 states. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment. As of June 30, 2005, our total net investment of $5,898,622 consists of direct financing leases and notes. Our average original equipment cost per equipment finance transaction was $32,718. As of June 30, 2005, the weighted average initial term of a lease was 39 months.

Back to Index

The following schedule details the type, net investment and percentage of the various types of equipment leased by us under direct financing leases and notes as of June 30, 2005 (dollars in thousands):

	June 30, 2005

Type of Equipment	Net Investment	Percentage

Computers	$2,921	49.5%
Industrial equipment	1,630	27.6
Building systems	345	5.9
Office equipment	294	5.0
Communications	196	3.3
Medical equipment	183	3.1
Agricultural/Farm equipment	147	2.5
Software	137	2.3
Restaurant equipment	46	0.8

	$5,899	100.0%

The following schedule provides information about the type of businesses we finance. The business type is grouped by standard industrial classification as of June 30, 2005 (dollars in thousands):

	June 30, 2005

Type of Business	Net Investment	Percentage

Services	$1,792	30.3%
Wholesale trade	1,644	27.9
Manufacturing	705	12.0
Retail trade	687	11.6
Finance/Insurance/Real Estate	399	6.8
Construction	361	6.1
Transportation/Communication/Energy	186	3.2
Public administration	88	1.5
Agriculture	37	0.6

	$5,899	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of June 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of our finance assets of $5,200.

We utilize debt facilities in addition to equity to fund the acquisitions of lease portfolios. As of June 30, 2005, our outstanding debt was $2,251,490.

Results of Operations

We commenced our operations on April 14, 2005. On June 21, 2005, we obtained a $75.0 million credit facility with WestLB. This facility will allow us to leverage our equity to acquire addition equipment financings. Under the terms of the WestLB credit facility we can leverage our equity 7.5 to 1. We had revenues of $51,745 for the period from April 14, 2005 (commencement of operations) to June 30, 2005. Interest expense of $1,283 represents interest accrued on our outstanding debt of $2,251,490 at June 30, 2005. Operating expenses were $179,016 for the period from April 14, 2005 (commencement of operations) to June 30, 2005. Administrative expenses reimbursed to related party of $102,261 represent reimbursements made to the General Partner for expenses incurred for managing the Fund for the period from April 14, 2005 (commencement of operations) to June 30, 2005. The general and administrative expenses of $62,401 represent various costs incurred to operate the Fund on a daily basis for the period from April 14, 2005 (commencement of operations) to June 30, 2005. Management fee to related party of $14,354 based on the size if our net investment in lease assets serviced by our General Partner for the period from April 14, 2005 (commencement of operations) to June 30, 2005.

Back to Index

We had a net loss of $131,375 for the period from April 14, 2005 (commencement of operations) to June 30, 2005. The loss per limited partnership unit, after loss allocated to the General Partner was $3.13, for the period from April 14, 2005 (commencement of operations) to June 30, 2005.

Partner’s distributions paid for the three and six month period ended June 30, 2005 were $39,866.

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through new credit facilities.

Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. Our debt to equity ratio is two to one at June 30, 2005. We expect that our leverage ratio grow to 7 to 7.5 to 1 in future periods as we grow our net investment in equipment finance assets and we become fully invested under our line of credit with WestLB. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the term of our credit facility with WestLB include financial covenants related our net worth and leverage we use. As of June 30, 2005, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in June 2006, we expect to obtain an alternative credit facility with comparable terms.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of $5,200. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

We received $4,825,501 from the sale of our limited partnership units as of June 30, 2005. We invested the proceeds raised, together with borrowed funds from the WestLB facility, in direct financing leases and notes of $6,054,870 during the three and six month periods ended June 30, 2005.

Back to Index

ITEM 3. – Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2005 our outstanding debt totaled $2,251,490. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 5.13%.

ITEM 4. – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The General Partner’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2005, with respect to the Fund. Based on their evaluation, these officers have concluded that these disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the Fund’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. Based on their evaluation, the General Partner’s chief executive officer and chief financial officer also have concluded that there have been no changes in internal controls with respect to the Fund that materially affected, or were reasonably likely to materially affect, those internal controls during the second quarter of 2005.

Back to Index

PART II – OTHER INFORMATION

ITEM 1. – Legal Proceedings

We are not subject to any pending legal proceedings.

ITEM 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Our limited partner units are not publicly traded. As of June 30, 2005, we had 138 limited partners.

We are currently offering units of our limited partnership interest pursuant to a registration statement (File No. 333-116595) that was made effective by the Securities and Exchange Commission on December 22, 2004, when the offering commenced. The dealer manager for the offering is Anthem Securities, Inc. We registered the sale of 600,000 units of limited partnership interest at an aggregate offering price of $60,000,000.

The following table shows the use of proceeds from the offering since the effective date of the registration statement through June 30, 2005.

Offering proceeds	$4,825,501
Expenses:
Sales commissions (1)	$(336,206)
Underwriting fees (1)	(144,088)
Organization and offering expenses (2)	(168,893)

Public offering expenses	(649,187)

Net offering proceeds	4,176,314
Reserves	(41,763)

Total proceeds available for investment	$4,134,551

Use of proceeds for investment (estimated):
Used in operations (3)	300,000
Acquisition of lease portfolios (4)	3,800,000
Working capital	34,551

(1)	Paid to an affiliate of the general partner.
(2)	Paid to the general partner.
(3)	The general partner was reimbursed $102,261 for operating expenses and asset management fees of $14,354.
(4)	Included are asset acquisition fees of $121,097 that were paid to our general partner.

Back to Index

ITEM 6. – Exhibits.

Exhibit No.	Description

4.1	Forms of letters sent to limited partners confirming their investment (1)
10.1	Origination & Servicing Agreement between Lease Equity Appreciation Fund II, L.P. and LEAF Financial Corporation, Inc. and LEAF Funding, Inc. dated 15th day of April 2005.
10.2	Secured Loan Agreement dated as of June 1, 2005; LEAF Fund II, LLC as Borrower, LEAF Funding, Inc. as Originator, Lease Equity Appreciation Fund II, L.P. as Seller, LEAF Financial Corporation as Servicer, U.S. Bank National Association, as Collateral Agent and Securities Intermediary and WestLB AG, New York Branch as Lender
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

(1)	Previously filed as Exhibit 4.1 in our Registration Statement filed on June 17, 2004.

Back to Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

August 15, 2005	/s/ Crit DeMent

CRIT DEMENT
Chairman and Chief Executive Officer
of the General Partner

August 15, 2005	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer
of the General Partner