Form 10-Q
period 2005-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2005-11-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION (Unaudited)
ITEM 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2005 and December 31, 2004 (Audited)	3
	Consolidated Statement of Operations - Three Months Ended September 30, 2005 and the Period from April 14, 2005 (Commencement of Operations) to September 30, 2005	4
	Consolidated Statement of Partners’ Capital and Comprehensive Loss For the Nine Months Ended September 30, 2005	5
	Consolidated Statement of Cash Flows For the Nine Months Ended September 30, 2005	6
	Notes to Consolidated Financial Statements - September 30, 2005	7 − 16
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 20
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	21
ITEM 4.	Controls and Procedures	21

PART II	OTHER INFORMATION
ITEM 1.	Legal Proceedings	22
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
ITEM 6.	Exhibits	23
SIGNATURES		23

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,		December 31,
	2005		2004
	(Unaudited)		(Audited)
ASSETS
Cash	$2,316,811		$1,001
Restricted cash	351,552		−
Due from lockbox	230,669		−
Accounts receivable	46,642		−
Direct financing leases and notes, net	25,740,938		−
Equipment under operating leases (net of accumulated depreciation of $37,875)	1,935,949		−
Fair value of interest rate swap	56,944		−
Other assets	348,123		−
	$31,027,628		$1,001

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$23,626,039	$	−
Accounts payable and accrued expenses	190,444		−
Due to related parties, net	222,772		−
Total liabilities	24,039,255		−
Partners’ Capital	6,988,373		1,001
	$31,027,628		$1,001

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2005	Period from April 14, 2005 (Commencement of Operations) to September 30, 2005
Interest and rental income	$326,853	$378,598
Interest expense	144,767	146,050
Net interest and rental income	182,086	232,548
Provision for credit losses	4,800	10,000
	177,286	222,548
Other income	15,847	18,226
Operating income	193,133	240,774

Administration expense reimbursed to related party	106,639	208,900
General and administrative	70,943	133,344
Management fee to related party	43,484	57,838
Depreciation	37,875	37,875
	258,941	437,957
Net loss	$(65,808)	$(197,183)

Weighted average number of limited partnership units outstanding during the period	69,256	56,866
Net loss per weighted average limited partnership unit	$(0.94)	$(3.43)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(Unaudited)

	General Partner	Limited Partners			Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income (Loss)
	Amount	Units	Amount		Income	Total	Total
Balance, January 1, 2005	$1,000	−	$1	$	−	$1,001
Partners’ contribution	−	84,310	8,400,027		−	8,400,027
Cash distributions	(1,586)	−	(157,011)		−	(158,597)
Offering costs related to the sale of Partnership units	−	−	(1,113,818)		−	(1,113,818)
Redemption	−	−	(1)		−	(1)
Net loss	(1,972)	-	(195,211)		−	(197,183)	$(197,183)
Unrealized gain on hedging derivative	−	−	−		56,944	56,944	56,944
Balance, September 30, 2005	$(2,558)	84,310	$6,933,987		$56,944	$6,988,373	$(140,239)

The accompanying notes are an integral part of these consolidated financial statements.

6

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2005
Cash flows from operating activities:
Net loss	$(197,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	37,875
Provision for credit losses	10,000
Amortization of deferred financing costs	12,893
Increase in due from lockbox	(230,669)
Increase in accounts receivable	(46,642)
Increase in accounts payable and accrued expenses	190,444
Increase in amounts due to related parties	222,772
Net cash used in operating activities	(510)
Cash flows from investing activities:
Investment in direct financing leases and notes	(26,743,941)
Acquisition of equipment under operating leases	(1,973,824)
Proceeds from direct financing leases and notes, net of earned income	993,003
Net cash used in investing activities	(27,724,762)
Cash flows from financing activities:
Increase in restricted cash	(351,552)
Increase in deferred financing costs	(361,016)
Proceeds from debt	23,899,341
Repayment of debt	(273,302)
Limited Partners’ capital contribution	8,400,027
Partners’ distributions paid	(158,597)
Payment of offering costs incurred for the sale of partnership units	(1,113,818)
Redemption of initial limited partner	(1)
Net cash provided by financing activities	30,041,082
Increase in cash	2,315,810
Cash, beginning of period	1,001
Cash, end of period	$2,316,811

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (the Fund), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the General Partner). The Fund’s Fiscal Year ends on December 31. LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. (“RAI”) is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate finance, and equipment financing sectors.

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

The Fund acquires a diversified portfolio of equipment that is financed for end users. The Fund may also acquire existing portfolios of equipment subject to existing leases and notes from other equipment finance companies, primarily the General Partner. The primary objective of the Fund is to invest the net proceeds raised from the sale of limited partnership units in leases and notes and portfolios of existing equipment leases and notes in order to generate regular cash distributions to the limited partners over the life of the Fund.
As of September 30, 2005, the General Partner invested $250,000 (3.1%) in limited partnership interests of the Fund. The Fund shall terminate on December 31, 2029, unless sooner disolved or terminated as provided in the Partnership Agreement.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of September 30, 2005, the Fund had deposits at one bank totaling $2,308,211 of which $2,108,211 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period from April 14, 2005 (commencement of operations) to September 30, 2005.

Fees from delinquent payments are recognized when received and are included in other income.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2005, the Fund paid interest of $91,150.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

NOTE 3 - RESTRICTED CASH

Restricted cash as of September 30, 2005 includes cash being held in reserve by the Fund’s lender.

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with our General Partner and other entities serviced by our General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst our General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheet, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES

The Fund’s direct financing leases are for initial lease terms ranging from five to 84 months. The interest rates on notes receivable range from 7% to 10%. As of September 30, 2005, 13% of financed equipment was located in California. As of September 30, 2005, no other states held more than 10% of financed equipment.

September 30,
2005
Direct financing leases	$23,032,476
Notes receivable	2,708,462
$25,740,938

The components of the net investment in direct financing leases as of September 30, 2005 are as follows:

September 30,
2005
Total future minimum lease payments	$25,939,883
Unearned rental income	(3,464,317)
Residuals, net of unearned residual income	686,089
Security deposits	(119,179)
23,042,476
Allowance for possible losses	(10,000)
$23,032,476

The following is a summary of the Fund’s allowance for possible losses for the period indicated:

		For the Nine Months Ended September 30,
		2005
Allowance for possible losses, beginning of period	$	−
Provision for credit losses		(10,000)
Net write offs		−
Allowance for possible losses, end of period		$10,000

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES − (Continued)

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at September 30, 2005 are as follows:

Periods Ending September 30,	Direct Financing Leases	Notes	Operating Leases	Total
2006	$7,641,027	$435,041	$592,092	$8,668,160
2007	6,537,710	454,253	532,407	7,524,370
2008	5,234,461	469,089	408,652	6,112,202
2009	3,893,103	439,502	241,676	4,574,281
2010	2,232,054	399,027	131,091	2,762,172
Thereafter	401,528	511,550	4,428	917,506
	$25,939,883	$2,708,462	$1,910,346	$30,558,691

NOTE 6 − OTHER ASSETS

As of September 30, 2005, other assets consists of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2005 is $12,893.

NOTE 7 - DEBT

The table below summarizes the Fund’s debt at September 30, 2005 as follows:

September 30,
2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease and note receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into an interest rate swap agreement. The interest rate swap agreement terminates July 21, 2012. The interest rate swap agreement fix the interest rate on this facility at 5.51%. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods on June 21, 2006, 2007 and 2008.  The terms of the Fund’s credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used. As of September 30, 2005, the Fund is in compliance with all such covenants or they have been waived by the lender.
$23,626,039

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 7 - DEBT − (Continued)

The debt maturity for each of the succeeding twelve month periods ending September 30 and thereafter, is as follows:

2006	$5,837,391
2007	5,645,760
2008	4,866,481
2009	3,793,894
2010	2,645,346
Thereafter	837,167
$23,626,039

NOTE 8 - DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund originates assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 8 - DERIVATIVE INSTRUMENTS − (Continued)

At September 30, 2005, the Fund had an unrealized gain of $56,944 which is included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the nine months ended September 30, 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of September 30, 2005, no accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

NOTE 9 − TRANSACTIONS WITH AFFILIATES

The General Partner and Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Atlas America Inc., RAI’s former energy subsidary, receive an organization and offering allowance of 3.5% of the offering proceeds raised. This amount includes reimbursement to Anthem Securities to use for the selling dealers’ bona fide accountable due diligence expenses of up to .5% of the proceeds of each unit sold by them. These charges are recorded by the Fund as offering costs related to the sale of Partnership units on the Consolidated Statements of Partners’ Capital and Comprehensive Loss.

The General Partner and Anthem Securities receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 7% of the proceeds of each unit sold by it. Anthem Securities did not sell any units as of September 30, 2005.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO BALANCE SHEET
September 30, 2005
(Unaudited)

NOTE 9 − TRANSACTIONS WITH AFFILIATES − (Continued)

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

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the period from April 14, 2005 (commencement of operations) to September 30, 2005:

Organization and offering expenses	$293,995
Underwriting fees	251,319
Acquisition fees	534,879
Asset management fees	57,838
Reimbursable expenses	208,900

Due to related parties, net as of September 30, 2005 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

NOTE 10 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

NOTE 11 − COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses.

NOTE 12 − NET LOSS PER LIMITED PARTNERSHIP UNIT

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

ITEM 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this Form 10-Q, the words “believes”“anticipates,”“expects” and similar expressions are intended to identify forward-looking statements.  Such statements are subject to certain risks and uncertainties more particularly described in Item 1, under the caption “Risks Inherent In Our Business”, in our annual report on Form 10-K for 2004.  These risks and uncertainties could cause actual results to differ materially.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

We were formed on March 30, 2004 by LEAF Financial Corporation, a Delaware corporation (“General Partner”). In December 2004, we began our offering of a maximum of 600,000 limited partner units with an aggregate maximum gross proceeds of $60,000,000. Under the terms of our offering, subscriptions received were held in escrow until we reached the minimum required subscriptions of  20,000 limited partner units. On April 14, 2005, upon reaching the offering minimum, we broke escrow and commenced operations. As of September 30, 2005 we had sold 84,310 limited partner units raising $8,400,027. The offering will end no later than December 21, 2006.

We acquire equipment that is financed for third parties. We may also acquire portfolios of equipment subject to existing leases and notes from other equipment lessors. Our principal objective is to generate regular cash distributions to our limited partners. The equipment we finance is principally for general business and industrial use and we focus on the small to mid sized business market, generally businesses with 500 or fewer employees, $1.0 billion or less in total assets or $100.0 million or less in total annual sales. We specialize in financing business essential equipment within a price range of $20,000 to $2 million. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, industrial equipment, medical equipment and telecommunications equipment.

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

As of September 30, 2005, our portfolio contained 780 equipment financings with 723 individual end users in 48 states. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment. As of September 30, 2005, our total net investment of $27,638,602 consists of direct financing leases, operating leases and notes. Our average original equipment cost per equipment finance transaction was $37,536. As of September 30, 2005, the weighted average initial term of a lease was 51 months.

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under direct financing leases and notes and operating leases as of September 30, 2005 (dollars in thousands):

Direct Financing Leases and Notes
	September 30, 2005
Type of Equipment	Net Investment	Percentage
Industrial Equipment	$5,565,938	21.7%
Computers	5,212,538	20.2
Medical Equipment	4,388,074	17.0
Software	2,529,953	9.8
Office Equipment	2,300,412	8.9
Building Systems	1,901,863	7.4
Garment Care	1,584,105	6.2
Communications	1,030,044	4.0
Restaurant Equipment	623,300	2.4
Agriculture	614,711	2.4
	$25,750,938	100.0%

Operating Leases
	September 30, 2005
Type of Equipment	Net Investment	Percentage
Building Systems	$464,914	24.5%
Communications	431,767	22.8
Computers	418,189	22.0
Industrial Equipment	299,824	15.8
Medical Equipment	253,202	13.3
Office Equipment	29,768	1.6
	$1,897,664	100.0%

The following schedules provide information about the type of businesses we finance. The business types are grouped by standard industrial classification as of September 30, 2005 (dollars in thousands):

Direct Financing Leases and Notes
	September 30, 2005
Type of Business	Net Investment	Percentage
Services	$13,083,762	50.8%
Retail trade	3,085,139	12.0
Manufacturing	2,290,161	8.9
Wholesale Trade	2,143,620	8.3
Construction	1,291,837	5.0
Finance/Insurance/Real Estate	1,244,022	4.8
Transportation/Communication/Energy	949,331	3.7
Agriculture	891,372	3.5
Public Administration	707,536	2.7
Mining	64,158	0.3
	$25,750,938	100.0%

Operating Leases
	September 30, 2005
Type of Business	Net Investment	Percentage
Services	$868,319	45.8%
Construction	464,120	24.4
Retail Trade	189,761	10.0
Finance/Insurance/Real Estate	143,535	7.6
Wholesale Trade	79,603	4.2
Transportation/Communication/Energy	73,774	3.9
Manufacturing	47,943	2.5
Public Administration	30,609	1.6
	$1,897,664	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of September 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of our finance assets of $10,000.

We utilize debt facilities in addition to equity to fund the acquisitions of lease portfolios. As of September 30, 2005, our outstanding debt was $23,626,039.

Results of Operations

              We commenced our operations on April 14, 2005. On June 21, 2005, we obtained a $75.0 million credit facility with WestLB. This facility will allow us to leverage our equity to acquire additional equipment financings. Under the terms of the WestLB credit facility we can leverage our equity 7.5 to 1. Our interest and rental income was $326,853 and $378,598 for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively. Our interest expense was $144,767 and $146,050 for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively. We had outstanding debt of $23,626,039 at September 30, 2005. Operating expenses were $258,941 and $437,957 for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively. Administrative expenses reimbursed to related party of $106,639 and $208,900 for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively represents reimbursements made to the General Partner for expenses incurred for managing the Fund. The general and administrative expenses of $70,943 and $133,344 for the three months ended September 30, 2005 and period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively represent various costs incurred to operate the Fund on a daily basis. Management fees to related party which are based on the size of our net investment in lease assets serviced by our General Partner were $43,484 and $57,838 for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively. We will acquire additional equipment financings as we raise more capital through the sale of partnership units. The revenue derived from theses additional leases and loans will exceed the interest expense incurred by the debt incurred to obtain these financings.

We had a net loss of $65,808 and $197,183 for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively. The loss per limited partnership unit, after loss allocated to the General Partner was $(0.94) and $(3.43), for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005, respectively.

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through the sale of additional partnership units and our credit facility.

The following table sets forth our sources and uses of cash for the periods indicated:

Nine Months Ended
September 30, 2005
Net cash used in operating activities	$(510)
Net cash used in investing activities	(27,724,762)
Net cash provided by financing activities	30,041,082
Increase in cash	$2,315,810

Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. Our debt to equity ratio is 3.4 to 1 at September 30, 2005. We expect that our leverage ratio will grow to 7 to 7.5 to 1 in future periods as we grow our net investment in equipment finance assets and we become fully borrowed under our line of credit with WestLB. In addition, changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the term of our credit facility with WestLB include financial covenants related to our net worth and leverage we use. As of September 30, 2005, we were in compliance with all such covenants or they have been waived by the lender. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in June 2006, we would seek to obtain an alternative credit facility with comparable terms.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. At September 30, 2005, our credit evaluation indicated the need for an allowance for possible losses of $10,000. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

We received $7,286,209 net of offering costs of $1,113,818, from the sale of our limited partnership units as of September 30, 2005. We invested the proceeds raised and borrowed funds from the WestLB facility, aggregating $28,679,480 in direct financing leases, notes and operating leases during the period April 14, 2005 (commencement of operations) to September 30, 2005.

Partner’s distributions paid for the three months ended September 30, 2005 and the period from April 14, 2005 (commencement of operations) to September 30, 2005 were $118,731 and $158,597, respectively. Distributions to partners’ were 8% of invested capital. As of September 30, 2005 our limited partnership units are sold for $100 per unit.

ITEM 3. - Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2005 our outstanding debt totaled $23,626,039. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 5.51%.

ITEM 4. - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The General Partner’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005, with respect to the Fund. Based on their evaluation, these officers have concluded that these disclosure controls and procedures are effective in all material respects to ensure that information required to be disclosed in the Fund’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified by the Securities and Exchange Commission’s rules and forms. Based on their evaluation, the General Partner’s chief executive officer and chief financial officer also have concluded that there have been no changes in internal controls with respect to the Fund that materially affected, or were reasonably likely to materially affect, those internal controls during the third quarter of 2005.

PART II - OTHER INFORMATION

ITEM 1. - Legal Proceedings

We are not subject to any pending legal proceedings.

ITEM 2. - Unregistered Sales of Equity Securities and Use of Proceeds

Our limited partner units are not publicly traded. As of September 30, 2005, we had 223 limited partners.

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

The following table shows the use of proceeds from the offering since the effective date of the registration statement through September 30, 2005.

Offering proceeds	$8,400,027
Expenses:
Sales commissions (1)	$568,504
Underwriting fees (1)	251,319
Organization and offering expenses (2)	293,995
Public offering expenses	1,113,818

Net offering proceeds	7,286,209
Reserves	72,862
Total proceeds available for investment	$7,213,347

Use of proceeds for investment (estimated):
Used in operations (3)	38,795
Acquisition of lease portfolios (4)	5,053,441
Working capital	2,121,111

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.
(2)	Paid to the general partner.
(3)	The general partner was reimbursed $208,900 for operating expenses and asset management fees of $57,838.
(4)	Included are asset acquisition fees of $534,879 that were paid to our general partner.

ITEM 6. - Exhibits.

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

November 14, 2005	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

November 14, 2005	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner