Form 10-K
period 2005-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2006-03-30
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None.

Title of Class
Not applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐                             Accelerated filer ☐                         Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The securities are not traded on a public market.

DOCUMENTS INCORPORATED BY REFERENCE
None.

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I		Page
	ITEM 1: Business	3
	ITEM 1A: Risk Factors	8
	ITEM 2: Properties	17
	ITEM 3: Legal Proceedings	17
	ITEM 4: Submission of Matters to a Vote of Security Holders	17
PART II
	ITEM 5: Market for Registrant's Common Equity and Related Stockholder Matters	18
	ITEM 6: Selected Financial Data	19
	ITEM 7: Management's Discussions and Analysis of Financial Condition and Results of Operations	20
	ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk	21
	ITEM 8: Financial Statements and Supplementary Data	22
	ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
	ITEM 9A: Controls and Procedures	35
PART III
	ITEM 10: Directors and Executive Officers of the Registrant	35
	ITEM 11: Executive Compensation	37
	ITEM 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
	ITEM 13: Certain Relationships and Related Transactions	38
	ITEM 14: Principal Accountant Fees and Services	38
PART IV
	ITEM 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K	39
SIGNATURES		40
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities to Section 12 of the Act		40

Forward-Looking Statements

THE DISCUSSIONS CONTAINED IN THIS REPORT INCLUDE FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT’S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT’S ACTUAL RESULTS AND FINANCIAL POSISION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS.

PART I

ITEM 1− BUSINESS

We are Lease Equity Appreciation Fund II, L.P. (the "Fund"), a Delaware limited partnership formed on March 30, 2004. Our general partner is LEAF Financial Corporation. We were initially capitalized by contributions of $1,000 and $1 by our General Partner and our original limited partner, respectively. We received our minimum subscription proceeds of $2 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our general partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005. As of the date of this report, we are also in the offering stage and we will continue to offer and sell our limited partner interests (our “units”) until December 21, 2006, or until we receive our maximum subscription proceeds of $60 million (600,000 units) whichever occurs first. As of December 31, 2005 we had sold subscriptions for 120,015 limited partner units ($11,979,445).

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. Most of our equipment is composed of general office equipment, medical and dental practice equipment, energy and climate control systems and industrial equipment. Also, we focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.

We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2 million. Our principal objective is to generate regular cash distributions to our limited partners.

We enter into both operating leases and full payout leases and equipment notes. Under operating leases, the rent we receive on a net present value basis will be in an amount that, when taken together with the amount we estimate we will receive from selling or re-leasing the equipment, or from extension payments, after the termination of the initial lease, which we call the “residual,” will be sufficient to return our invested capital plus an appropriate return. Under full payout leases and notes, the payments we receive over the term of the financing will return our invested capital plus an appropriate return without consideration of the residual and the obligor may acquire the equipment at the end of the lease term for a nominal amount.

Our offering began on December 28, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of December 31, 2005 our portfolio contained 1,044 equipment leases with 959 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of December 31, 2005, we had a net investment of $4,359,371 in equipment under operating leases and a net investment of $37,758,767 in direct financing leases and notes for a total investment in equipment financing assets of $42,118,138. Our average original equipment cost per equipment lease transaction was $44,631 and the average initial term of our financings was 47 months. As of December 31, 2005, 14% of our equipment was located in California. No other state accounted for more than 8% of our equipment portfolio.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2005 our outstanding debt was $34,511,800.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by the Fund under operating lease, direct financing leases and notes as of December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	December 31, 2005
Type of Equipment	Net Investment	Percentage
Computers	$12,975	34.2%
Medical Equipment	6,794	17.9
Industrial Equipment	6,087	16.1
Office Equipment	2,789	7.4
Software	2,536	6.7
Building systems	1,877	5.0
Garment Care	1,570	4.1
Restaurant Equipment	1,469	3.9
Communications	980	2.6
Agriculture	812	2.1
	$37,889	100.0%

Operating Leases

	December 31, 2005
Type of Equipment	Net Investment	Percentage
Communications	$1,248	28.6%
Office Equipment	1,111	25.5
Industrial Equipment	1,070	24.5
Computers	646	14.8
Medical Equipment	255	5.9
Building Systems	29	0.7
	$4,359	100.0%

The following schedules detail the type of business by standard industrial classification, that lease our equipment as of December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	December 31, 2005
Type of Business	Net Investment	Percentage
Services	$21,398	56.4%
Retail Trade	4,543	12.0
Manufacturing	2,900	7.7
Wholesale Trade	2,087	5.5
Finance/Insurance/Real Estate	1,458	3.8
Transportation/Communication/Energy	1,430	3.8
Construction	1,218	3.2
Other	1,021	2.7
Public Administration	912	2.4
Agriculture/Forestry/Fishing	865	2.3
Mining	57	0.2
	$37,889	100.0%

Operating Leases

	December 31, 2005
Type of Business	Net Investment	Percentage
Services	$1,664	38.1%
Construction	977	22.4
Manufacturing	683	15.7
Finance/Insurance/Real Estate	264	6.1
Mining	281	6.5
Retail Trade	215	4.9
Wholesale Trade	105	2.4
Public Administration	92	2.1
Transportation/Communication/Energy	78	1.8
	$4,359	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of our lease assets of $130,000.

Our allowance for possible losses as of December 31, 2005 is as follows:

		December 31,
		2005
Balance at beginning of year	$	−
Provision for credit losses		130,000
Net write-offs		−
Balance at end of year		$130,000

Debt Facility

On June 21, 2005, we obtained a $75.0 million credit facility with WestLB AG, New York Branch, (WestLB). This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to November 2012. The interest rate swap agreements fix the interest rate on this facility at 5.66% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods on June 21, 2006, 2007 and 2008. The terms of the Funds’ credit facility with WestLB includes financial covenants related to the Funds net worth and leverage used. As of December 31, 2005, the Fund is in compliance with all such covenants.

Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of the General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business.

Our General Partner and its affiliates receive substantial fees for the period from April 14, 2005 (commencement of operations) to December 31, 2005 and other compensation from us such as:

•
our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $3,327;

•
our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $419,268;

•
our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $870,122;

•
our General Partner receives a subordinated annual asset management fee of either 4% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to the General Partner for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $140,001;

•
our General Partner will receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our Limited Partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the period from April 14, 2005 (commencement of operations) to December 31, 2005;

•
our General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the period from April 14, 2005 (commencement of operations) to December 31, 2005;

•
our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to the General Partner for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $339,926; and

•
Anthem Securities, Inc., which is the dealer-manager for the offering of our units and an affiliate of our General Partner, receives an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of broker-dealers who will sell the units in this offering. From this fee, Anthem Securities may reimburse selling broker-dealers up to 1% of the proceeds of each unit sold by them for marketing expenses. Anthem Securities receives sales commissions of 7% of the proceeds of each unit sold by it. Underwriting fees paid to Anthem Securities for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $358,707. Anthem Securities did not sell any units and did not receive sale commissions for the period from April 14, 2005 (commencement of operations) to December 31, 2005.

Competition

The equipment leasing business is highly fragmented and competitive. We compete with:

•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly- offered partnerships.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we have. Competition with these entities may reduce the creditworthiness of potential lessees or borrowers to whom we have access or decrease our yields. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates which are less than ours, potentially forcing us to lower our rates or lose origination volume.

Employees

As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of LEAF Financial Corporation and or its affiliates’ manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of LEAF Financial Corporation and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner's affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.

ITEM 1A - RISK FACTORS

This report has not been incorporated by reference into the prospectus for the current offering of our units and is not part of the prospectus. This report does not constitute an offer to sell our units or a solicitation of an offer to buy our units.

Units of limited partner interest are inherently different from capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. You should consider the following risk factors together with all of the other information included in this report in evaluating the likelihood that we can attain our investment objectives. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, our limited partners may lose some or all of their investment.

We may not return all of our limited partners’ investment or any rate of return on their investment.

A substantial portion, and possibly all, of the cash distributions our limited partners receive from us will be a return of capital. The portion of their total distributions which is a return of capital and the portion which is investment income will depend on a number of factors in our operations and cannot be determined until all of our equipment is sold. At that time our limited partners will be able to compare the total amount of all cash distributions received by them to their total capital invested in us, and determine their investment income.

Our general partner will manage us and our business and may make decisions with which our limited partners do not agree.

Our general partner will have all management authority over us and our business. Therefore, our limited partners must be willing to entrust all aspects of our management to our general partner. See “- Our limited partners have very limited voting rights and ability to control our business,” below.

Because we do not know what the composition of our entire investment portfolio will be, our limited partners cannot evaluate our entire portfolio at the time they invest.

We broke escrow on April 14, 2005, and began to develop our portfolio soon thereafter. See “Item 2 - Properties”, below. However, we have not specifically identified all the equipment we will lease or all the persons to whom we will lease our equipment. For a general description of the strategies we apply in developing our portfolio, see “Item 1 - Business” above.

The composition of our investment portfolio depends on national and local economic conditions and the markets for equipment and equipment leases at the time we acquire the equipment. As a result, our limited partners cannot evaluate the risks of, or potential returns from, our entire portfolio at the time they invest.

Higher than expected equipment lease defaults may result in losses.

We focus our leases on the small to mid-size business market, and few of these companies have audited or standardized financial statements. This increases the risk that the financial statements of these companies may be inaccurate or incomplete. Although our general partner has developed credit evaluation systems designed to address this situation, its systems may not identify all of the risks involved in the financial statements submitted to us by potential lessees. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our limited partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment. While we will seek to repossess and re-lease or sell the equipment subject to a defaulted lease, we may not be able to do so on advantageous terms. If a lessee files for protection under the bankruptcy laws, then:

•	we may experience difficulties and delays in recovering the equipment from the defaulting lessee;

•	the equipment may be returned in poor condition; and

•	we may be unable to enforce important lease provisions against an insolvent lessee, including the contract provisions that require the lessee to return the equipment in good condition.

In some cases, a lessee's deteriorating financial condition may make trying to recover what the lessee owes impractical.

We may suffer a loss, or our ability to make distributions may be adversely affected, because of the high costs of:

•	enforcing the lessee's obligations under the lease;

•	recovering equipment on a lessee's default;

•	transporting, storing, and repairing the equipment; and

•	finding a new lessee or purchaser for the equipment.

If a lessee defaults on a lease we acquired using borrowed funds or subsequently financed, the entire proceeds from the re-leased or sold equipment will typically first be applied to payment of the financing and only after full repayment would we be entitled to any remaining proceeds. In these circumstances, we may lose some or all of our investment in the equipment.

If we are unable to realize the residual value of our equipment, we may incur losses.

A significant portion of our portfolio consists of “operating leases,” under which the net present value of aggregate rental payments during the initial lease term generally results in recovery of only a portion of the purchase price of the equipment. Therefore, our ability to recover the full purchase price of the equipment and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the “residual value.” The residual value will depend on numerous factors beyond our control, including:

•	whether the original lessee wants to keep the equipment;

•	the cost of comparable new equipment;

•	the obsolescence or poor condition of the leased equipment; and

•	the existence of a secondary market for the type of used equipment.

Using “leverage” to build our portfolio subjects us to the risk that our revenues may not be sufficient to cover our operating costs plus debt service and, consequently, may result in losses.

We expect to “leverage” the majority of the acquisition costs of our equipment through borrowing, including securitization financing. We currently anticipate that our borrowings and securitization financings will be approximately 85% of the aggregate acquisition costs of our equipment. This percentage is based on the up to 7.5 to 1 debt/equity ratio permitted under our existing credit facility with WestLB AG, New York Branch, and is higher than the borrowing level of approximately 67% that we previously expected to use for acquiring our equipment investments. However, we are not limited as to the amount of debt or securitization financing that we may incur, and the amount of our debt and securitization financing may be significantly more or less than 85%. The actual amount will depend on our general partner’s assessment of the availability of funds on acceptable terms and on the composition of our investment portfolio.

While leverage can enhance our return on invested capital, if the return on investments we finance fails to cover the fixed cost of the financings, or if the return is negative, our ability to make distributions will be impaired and the value of our net assets will decline more rapidly than would be the case in the absence of leverage. Also, we have pledged some or all of our portfolio as collateral for our financings, and we expect to continue to do so in the future. If we are unable to pay our debt service because of the failure of our lessees or borrowers to make lease payments, or due to other factors, we may lose the pledged collateral. In addition, in order to repay our financing we may be required to dispose of assets at a time we would otherwise not do so.

Cost reimbursements and significant fees we pay to our general partner, and reserves our general partner establishes, will reduce our cash available for distribution.

Before making any distributions to our limited partners, we will reimburse our general partner for expenses incurred by it on our behalf during the related period. The amount of these expenses will be determined by our general partner subject to limitations set forth in our partnership agreement. In addition, our general partner and its affiliates, including Anthem Securities, Inc., a member firm of the National

Association of Securities Dealers, Inc., will provide services to us for which we will be charged substantial fees. Some fees will be paid without regard to the amount of distributions paid to our limited partners and regardless of the success or profitability of our operations. For example, the first equipment leasing program sponsored by LEAF Asset Management, Inc., a former subsidiary corporation of our general partner which has now been merged into our general partner, was Lease Equity Appreciation Fund I, L.P. which had its initial closing March 3, 2003. That program’s operating expenses, including administrative expense reimbursements to its general partner, resulted in a loss to the program at December 31, 2003, because certain expenses had to be incurred by the program even though it was in the start-up stage concerning its investment acquisitions and there is typically a time lag between incurring those expenses and a program’s receipt of revenues from its investments. The compensation and fees of our general partner and its affiliates were established by our general partner and are not based on arm’s-length negotiations. Approximately 19% of our offering proceeds will be used to pay organization, offering and equipment acquisition fees to our general partner and its affiliates, including sales commissions and certain other offering expenses paid to our general partner or its affiliate, Anthem Securities, a portion or all of which may be reallowed to the selling dealers. Also, our general partner will determine the amount of cash reserves that we will maintain for future expenses or contingencies. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.

Our limited partners’ ability to dispose of their investment in us will be limited.

We do not anticipate that a public market will develop for our units, and our partnership agreement imposes significant restrictions on our limited partners’ right to transfer their units. We have established these restrictions so that we will not be considered a publicly traded partnership, and thus taxed as a corporation for federal income tax purposes. As a consequence, our limited partners may not be able to sell or otherwise liquidate their units in the event of an emergency and if they were able to arrange a sale, the price they receive for their units will likely be at a substantial discount to the price they paid for their units. Also, our limited partners’ units probably will not be readily acceptable as collateral for loans. Our limited partners should be prepared to hold their units for at least 10 years, which is the period consisting of:

•	the offering period of our units;

•	a five year reinvestment period; and

•	a subsequent period of three years during which we will liquidate our assets.

As a result, our limited partners should view their investment in us as illiquid and our limited partners should have no need for the funds they invest. Our limited partners should also consider that the 10 year period described above could be more than 10 years if we encounter unexpected difficulties in liquidating our investments.

Our limited partners have very limited voting rights and ability to control our business.

Unlike a holder of common stock in a corporation, our limited partners have only limited voting rights on matters affecting our business. For example, our limited partners have no right to elect our general partner on an annual or other continuing basis. Instead, our general partner may be removed only on the vote of limited partners holding a majority of our outstanding units. In this regard, our general partner currently intends to purchase approximately 5% of the units sold as a limited partner, and its affiliates currently intend to purchase up to an additional 1% of the units sold as limited partners. These units were not included in the minimum subscriptions required for us to begin operations, but they do dilute our limited partners’ voting power. Under our partnership agreement, however, neither our general partner nor any of its affiliates may participate in any vote by the limited partners to remove our general partner as general partner.

Our general partner may be subject to various conflicts of interest arising out of its relationship to us.

We will not employ our own full-time officers, directors or employees. Instead, the officers, directors and employees of our general partner and its affiliates will supervise and control our business affairs, as well as the affairs of their other businesses. Therefore, they will devote only the amount of time they think is necessary to conduct our business. Also, our partnership agreement does not prohibit our general partner or its affiliates from investing in or acquiring equipment and equipment leases and they can engage in acquisitions, financing, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other partnerships. Our general partner could be confronted with decisions whereby it would have an economic incentive to place its interests above ours. Any conflicts in determining and allocating investments between us and our general partner, or between us and another program managed by our general partner or its affiliates, will be resolved by the board of directors of our general partner which will evaluate the suitability of all prospective lease acquisitions and financing transactions for investment by us.

Despite our name, our leases will not have any equity appreciation and we must rely on lease payments from our lessees and any residual value of the equipment under our operating leases to achieve our investment objectives.

Although our name is Lease Equity Appreciation Fund II, L.P., our equipment leases do not have, and are not intended to have, any equity appreciation. Instead, we attempt to structure our equipment investments at a price that we determine will achieve our investment objectives. Our ability to do this depends on receiving sufficient lease payments from our lessees and proceeds from the sale of the equipment under our operating leases, which may or may not be fully realized, and is subject to many other risks, including the risk of lease defaults, the risks of using leverage to build our portfolio and the other risks discussed in this “Risk Factors” section.

Our short operating history decreases our limited partners’ ability to evaluate their investment.

We were formed in March 2004 by our general partner. As a relatively new limited partnership, we have a short history of prior operations which our limited partners can use to help evaluate us and our units. Also, we cannot predict whether our operations will meet our stated investment objectives.

We are only the second public equipment leasing program sponsored by our general partner and its affiliates under its current ownership and management, although our general partner previously sponsored public equipment leasing programs when it was under different ownership and management.

If we do not generate sufficient cash, we will not be able to pay our limited partners 8% annual distributions or reinvest a portion of our revenues in additional leases during the reinvestment period.

During the period ending five years after the completion of the current offering of our units, which will not be later than December 21, 2006, we have the right to reinvest revenue above the amounts necessary to pay our limited partners 8% annual distributions on their adjusted capital contribution in additional equipment for lease. Under our partnership agreement our limited partners’ “adjusted capital contribution” at any given time is the purchase price of their units reduced by certain distributions made to them which are deemed to be a return of capital. However, for the reasons described in this “Risk Factors” section, we may not be able to generate cash for reinvestment or even generate cash sufficient to pay our limited partners all or any part of an 8% annual distribution.

Our limited partners may not receive cash distributions from this investment in an amount sufficient to return their investment to them or provide a return on their investment and the intended cash distributions may be reduced or delayed.

We cannot predict the amount of cash we will generate and, as a result, the amount of distributions we may pay our limited partners, if any. The actual amounts of cash we generate will depend on numerous factors relating to our business which may be beyond our control and may reduce or delay our cash distributions to our limited partners, including:

•	demand for equipment leases we provide;

•	profitability of our operations;

•	required principal and interest payments on the debt we incur;

•	equipment lease defaults;

•	prevailing economic conditions; and

•	government regulations.

If a limited partner chooses to redeem his units he may receive much less than if he kept his units.

At any time a limited partner may request us to redeem some or all of his units. However, we have no obligation to redeem any units, and we do not maintain a cash reserve for this purpose. Also, in any given year our total unit transfers, including redemptions, may not exceed 2% of our total capital or profits interests.
The redemption price has been unilaterally set. Also, if we do agree to redeem a limited partner’s units, the redemption price may provide the limited partner a much lower value than the value he would realize if he kept his units for the duration. Depending on when a limited partner requests redemption, the redemption price may be less than the unreturned amount of the limited partner’s investment.

Our success will be subject to risks inherent in the equipment leasing business, any of which may affect our ability to operate profitably.

A number of factors may affect our ability to operate profitably. These include:

•	changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates;

•	the quality of the equipment we acquire and lease;

•	the continuing strength of the equipment manufacturers;

•	the timing of equipment purchases and our ability to forecast technological advances;

•	technological and economic obsolescence;

•	defaults by lessees or borrowers; and

•	increases in our expenses, including labor, tax and insurance expenses.

Interest rate changes may reduce the value of our portfolio and our returns on it.

Changes in interest rates will affect the market value of our portfolio. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the equipment lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.

Interest rate changes will also affect the return we obtain on new equipment leases. During a period of declining rates, our gross revenues may be reduced because our reinvestment of rental payments may be at lower rates than we obtained in prior equipment leases or the existing equipment leases may be repaid. Also, increases in interest rates on financing we obtain will not necessarily be reflected in increased rates of return on the equipment leases funded through that debt, which would adversely affect our net return on them. Accordingly, interest rate changes may materially affect our revenues, which in turn may affect the amount we are able to distribute to our limited partners.

Competition from other equipment lessors could delay investment of our capital, reduce the creditworthiness of potential lessees or borrowers to which we have access, or decrease our yields.

The equipment leasing business is highly fragmented and competitive. We compete with:

•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly-offered partnerships.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our general partner have, even if we sell the maximum number of units in the current offering of our units. Competition with these entities may:

•	delay investment of our capital;

•	reduce the creditworthiness of potential lessees or borrowers to which we have access; or

•	decrease our yields.

For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. A lower cost of funds could enable a competitor to offer leases or loans at rates which are less than ours, potentially forcing us to lower our rates or lose potential lessees or borrowers.

Poor economic conditions may adversely affect our ability to build our portfolio.

A general economic slowdown in the United States during the first several years after we begin operations could adversely affect our ability to invest the proceeds of this offering as quickly as we would like to if businesses aggressively seek to reduce their costs. If this happens, our distributions to our limited partners during the initial period of our operations may be less than if the offering proceeds were fully invested in accordance with our timetable. An economic slowdown might also reduce interest rates. This may reduce the returns we can obtain on our leases and, as a consequence, the distributions we can make to our limited partners.

An economic slowdown in the United States may:

•	reduce our income or our distributions;

•	increase the delinquencies or defaults on our leases; and

•	reduce our ability to obtain financing, or “leverage,” to build our portfolio.

Resignation or removal of our general partner, or loss of key management personnel from our general partner, could adversely affect our ability to conduct our business or make distributions.

Our success depends to a significant degree on the continued service of our general partner and its senior management team and, in particular, Mr. Crit DeMent, our general partner's chairman of its board of directors and chief executive officer. Although our general partner entered into an employment agreement with Mr. DeMent, our general partner does not have any current plans to execute employment agreements with its other employees. As a result, our general partner may be unable to retain employees or attract and retain new employees, either of which could materially and adversely affect our ability to conduct our business and make distributions to our limited partners. Neither we nor our general partner maintain key man life insurance with respect to Mr. DeMent.

Our general partner's operating systems could be damaged or disrupted by events beyond its control, which could interfere with our ability to conduct our business and make us less attractive to customers as a source of equipment leases.

Our ability to originate leases, manage our operations and realize residual values from our equipment leases depends on the operating systems of our general partner. In particular, this includes its computer and telecommunications and related equipment, and its ability to protect those systems against damage or disruptions from such contingencies as:

•	power loss;

•	telecommunications failure;

•	computer intrusions; and

•	viruses and similar adverse events.

Although our general partner will implement security and protective measures, our general partner's systems could still be vulnerable. Any damage or disruption to these systems could make us less attractive to customers as a source of equipment leases.

Our inability to obtain insurance for certain types of losses means we must bear the cost of any losses from the non-insurable risks.

While our equipment leases will generally require lessees or borrowers to have comprehensive insurance on the equipment under lease and to assume the risk of loss, some losses may be either uninsurable or not economically feasible to insure, such as losses from war, earthquakes or terrorist acts. Furthermore, we can neither anticipate nor obtain insurance against all possible contingencies that may affect the equipment. If an event occurs for which we have no insurance, we could lose some or all of our investment in the affected equipment.

The ability to evaluate the results of certain prior programs sponsored by our general partner is limited, because the cash distributions in those programs cannot be allocated between proceeds from operations and proceeds from sales or refinancings.

We cannot allocate cash distributions between those derived from operations and those derived from sales or refinancings in the prior programs sponsored by our general partner, other than Lease Equity Appreciation Fund I, L.P., because the former management of our general partner did not keep records on a cash basis for those programs that would have enabled the source of the distributions, on a cash basis, to be separately tracked. Accordingly, there is less information on which to evaluate the historical performance of those programs under the prior management of our general partner, than may be the case with other equipment leasing programs.

Our limited partners could be liable for our obligations if they participate in the control of our business; our limited partners may be required to return improperly received distributions.

In general, limited partners are not liable for the obligations of a limited partnership unless they participate in the control of the limited partnership's business. What constitutes participating in the control of a limited partnership's business has not been clearly established in all states. If it were determined, for example, that the right or the exercise of the right, by our limited partners as a group:

•	to remove our general partner;

•	to approve some amendments to the partnership agreement; or

•	to take other action under the partnership agreement;

constituted participation in the control of our business, then our limited partners could be held liable for our obligations to the same extent as a general partner. This means that our limited partners could be held personally liable for our losses beyond the amount they paid for their units. In addition, our limited partners may be required to return to us any distribution they received from us if they knew at the time the distribution was made that it was improper because it rendered us insolvent.

Our limited partners’ ability to begin an action against our general partner is limited by our partnership agreement.

Our partnership agreement provides that neither our general partner nor any of its affiliates will have any liability to us for any loss we suffer arising out of any action or inaction of our general partner or an affiliate if the general partner or affiliate determined, in good faith, that the course of conduct was in our best interests and did not constitute negligence or misconduct. As a result of these provisions in our partnership agreement, our limited partners’ right to begin an action against our general partner may be more limited than it would be without these provisions.

If we are, or become, subject to usury laws, it could result in reduced revenues or, possibly, loss on our investment.

Equipment leases have sometimes been deemed to be loan transactions subject to state usury laws. These laws impose maximum interest rates that may be charged on loans as well as penalties for violation, including restitution of any excess interest received and declaring the debt to be unenforceable. We seek to structure our equipment leases so that they will not be deemed loans nor violate state usury laws. However, uncertainties in the application of some laws may result in inadvertent violations which could result in reduced investment returns or, possibly, loss on our investment in the affected equipment. Also, we may use up to 20% of our total funds available for investment at any given time to make secured loans to end users to finance their purchase of equipment. These loans will be subject to the same risks and uncertainties discussed above.

Participation with third-parties in joint ventures may require us to pay additional costs or incur losses because of actions taken by the third-parties.

Our partnership agreement permits us to invest in joint ventures. Investing in joint ventures involves risks not present when directly investing in equipment to lease to end users. These risks include:

•
the possibility that our co-venturer may become bankrupt or otherwise fail to meet its financial obligations, thereby causing us to pay our co-venturer’s share of the joint venture’s debts, since each co-venturer generally must guarantee all of the joint venture’s debts;

•	our co-venturer may have business or economic objectives or interests that are inconsistent with ours and it may want to manage the joint venture in ways that do not maximize our return;

•	actions by a co-venturer might subject equipment leases owned by the joint venture to liabilities greater than those we contemplate; and

•
when more than one person owns property, there may be a stalemate on decisions, including decisions regarding a proposed sale or other transfer of the assets. Although our partnership agreement requires that any joint venture arrangement in which we participate must contain provisions permitting us to buy the assets from the other co-venturer in the case of a sale, we may not have the resources to do so.

Our limited partners may be required to pay taxes on income from us even if they do not receive commensurate cash distributions.

Our limited partners will be required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our income, whether or not they receive cash distributions from us. For example, to the extent that we repay the principal of any debt we incur with rental income, or with the proceeds of the sale of one of our investments, our limited partner’s taxable income from us could exceed the amount of cash that we distribute to them. This is because the repayment of the principal amount of a debt is not deductible for tax purposes, but it does reduce the amount of cash available for distribution to our limited partners. Thus, our limited partners may not receive cash distributions equal to their share of our taxable income or even equal to their tax liability resulting from that income.

Our lack of an advance ruling from the IRS as to our classification as a partnership or as to any other federal tax consequence of an investment in us may result in unforeseen tax consequences and increased tax liability.

Under current regulations, we will be classified as a partnership unless we elect to be treated as an association taxable as a corporation, which we will not do, or we are treated as a “publicly traded partnership,” which our tax counsel has opined we will not be. We are not seeking an advance ruling from the IRS on our partnership status or on any other tax consequence of an investment in us. Instead, we intend to rely on the opinion of our tax counsel. As a result, the IRS may have a different interpretation on our status as a partnership or on any other material federal income tax issue relating to an investment in us, which may have adverse tax consequences to our limited partners. As an example, see the discussion in “-If the IRS classifies us as a corporation, our limited partners will lose tax benefits,” below. However, the fact that we are not seeking an advance ruling on our partnership status will have no effect on our classification. If, in fact, our units subsequently become publicly tradable, for example, an earlier advance ruling from the IRS to the contrary would not protect us from being treated as a “publicly traded partnership” at a later date, nor would our counsel’s opinion which, in any event, is not binding on the IRS or the courts.

If the IRS classifies us as a corporation, our limited partners will lose tax benefits.

If the IRS successfully contends that we should be treated as a “publicly traded partnership,” we would be treated as a corporation for federal income tax purposes rather than as a partnership. This would have the following principal consequences to our limited partners:

•	losses realized by us would not pass through to our limited partners;

•	we would be taxed at income tax rates applicable to corporations, reducing distributions to our limited partners; and

•	our limited partners’ distributions would be taxed as dividend income to the extent of our current and accumulated earnings and profits

To reduce this possibility, Section 13.2(c) of our partnership agreement places restrictions on our limited partners’ ability to transfer their units.

We could lose cost recovery or depreciation deductions if the IRS treats our operating leases as sales or financings.

We expect that we will be entitled to depreciation deductions on the equipment we lease to others under our operating leases, but not under our full payout leases. In this regard, we further expect that approximately 60% of our leases will be full payout leases and 40% will be operating leases. Also, we may use up to 20% of our total funds available for investment at any given time to make secured loans to end users to finance their purchase of equipment, for which no depreciation deductions will be available to us. However, if the IRS successfully contends that our operating leases are actually sales or financings rather than leases, we would not be entitled to cost recovery, depreciation or amortization deductions with respect to the equipment covered by those leases. In that event, our leasing income under those leases also might be deemed to be portfolio income which cannot be offset by passive losses, instead of passive income. The IRS could also challenge our method of calculating our depreciation deductions, or our other deductions, and the amount of our deductions could be reduced if we were audited.

There are limitations on the ability of our limited partners to deduct losses we may generate.

Because our operations generally will be passive activities to our limited partners, they can use our passive losses to offset only passive income from us or other passive activities in calculating their tax liability. For example, our limited partners may not use any passive loss from us to offset any “active” or non-passive income, such as their salary, on their personal income tax return. Also, passive losses may not be used to offset interest, rent, royalties or similar “portfolio” income they may receive.

Our limited partners will likely be subject to state and local taxes as a result of purchasing our units.

Our limited partners will likely be subject to state and local taxes imposed by the various jurisdictions in which we do business or own property. Initially, we will own assets and do business in Delaware, because we are a Delaware limited partnership, which currently imposes a personal income tax. It is the responsibility of our limited partners to file all of their personal federal, state and local tax returns. Our counsel has not given any opinion on the state or local tax consequences of an investment in us.

An audit of our information return by the IRS may result in adjustments to our limited partners’ personal income tax returns and, possibly, an audit of their returns.

We anticipate incurring tax losses during at least our early years due primarily to the amount of borrowing we have and will incur to build our portfolio. These borrowings will increase our tax deductions for interest expense and depreciation disproportionately to our capital contributions from our limited partners. Also, after we applied to the IRS for registration as a tax shelter, as that term was defined for that purpose, the tax shelter registration rules were repealed. Instead, we may be required to file disclosure reports with the IRS and its Office of Tax Shelter Analysis if our activities and their tax results cause us to fall within the definition of a “reportable transaction” under the Internal Revenue Code and the Treasury Regulations. Any of these filings with the IRS may increase the risk of an IRS audit of our federal information income tax returns. If an audit by the IRS of our federal information income tax return results in adjustments to our return, our limited partners may have to adjust their individual federal income tax returns as well. This might also result in an examination of our limited partners’ returns by the IRS, which could cover items unrelated to their investment in us, including their returns for prior years

Also, an investment in us does not give our limited partners any contractual protection against the possibility that part or all of the intended tax consequences of their investment will be disallowed by the IRS. We provide no insurance, tax indemnity or similar agreement for the tax treatment of our limited partners’ investment, and they have no right to rescind their investments or to receive a refund of any of their investment or any fees paid by us to our general partner, its affiliates or independent third-parties. None of these fees are contingent on whether the intended tax consequences of an investment in us are ultimately sustained. Also, their use of our counsel’s tax opinion letter with respect to the tax consequences of an investment in us is subject to certain limitations under the Internal Revenue Code.

The investment in us may cause our limited partners to pay alternative minimum tax.

Our limited partners may have to pay alternative minimum tax as a result of their investment, because they will be allocated a share of our alternative minimum tax preference and adjustment items. For purposes of estimated tax payments, alternative minimum tax is treated the same as the regular income tax.

A portion of our distributions may not be treated as a return of capital for federal income tax purposes.

In any given year the amount of cash we distribute to our limited partners will not necessarily be the same as the amount of taxable income we report to our limited partners for purposes of their income tax returns. If our limited partners receive cash in excess of their share of our taxable income, the excess cash will reduce their tax basis in their units. Although highly unlikely, if these cash distributions are more than their remaining basis in their units, the distributions would be taxable to them to the extent they exceeded their basis in their units. The excess cash would be considered to be gain from the sale or exchange of their units.

Tax-exempt organizations will have unrelated business taxable income from their investment.

Tax-exempt organizations are subject to tax on unrelated business taxable income (“UBTI”). Our leasing income will constitute UBTI to our limited partners that otherwise are tax-exempt.

Foreign investors will be subject to U.S. tax withholding and may be required to file U.S. tax returns.

We will generally be required to withhold federal income tax at the highest applicable rate under the Internal Revenue Code on our income allocable to units owned by our limited partners who are foreign investors, whether or not any corresponding cash distributions are made to them. If too much tax is withheld, foreign investors will have to file U.S. income tax returns to seek a refund.

Changes in the law may reduce certain tax benefits of our limited partners’ investment in us.

The present federal income tax treatment of an investment in us by our limited partners may be modified by legislative, judicial or administrative action at any time and the changes may be retroactive. Any future revisions in federal income tax laws and their interpretations could reduce or eliminate certain tax advantages to our limited partners of their investment in us.

ITEM 2− PROPERTIES

None
ITEM 3− LEGAL PROCEEDINGS

None.
ITEM 4− SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5− MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our limited partner units are not publicly traded. As of December 31, 2005, we had 741 limited partners.

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

The following table shows the use of proceeds from the offering since the effective date of the registration statement through December 31, 2005.

Offering proceeds	$11,979,445
Expenses:
Sales commissions (1)	$817,988
Underwriting fees (1)	358,707
Organization and offering expenses (2)	419,268
Public offering expenses	1,595,963

Net offering proceeds	10,383,482
Reserves	103,835
Total proceeds available for investment	$10,279,647

Use of proceeds for investment (estimated):
Used in operations (3)	479,927
Acquisition of lease portfolios (4)	7,322,866
Working capital	2,476,854

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.
(2)	Paid to the general partner.
(3)	The general partner was reimbursed $339,926 for operating expenses and asset management fees of 140,001.
(4)	Included are asset acquisition fees of $870,122 that were paid to our general partner.

ITEM 6− SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements, the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this report. We have derived the selected financial data set forth below for the year ended December 31, 2005 from our financial statements appearing elsewhere in this report, which have been audited by Grant Thornton LLP, our independent registered public accounting firm. The Fund did not commence operations as of December 31, 2004. The financial data for the period ended December 31, 2005 is for the period beginning with the inception of our operations on April 14, 2005 through December 31, 2005; and, accordingly, we deem April 14, 2005 to be the commencement of our operations and we refer to the period from that date through December 31, 2005, as the year ended December 31, 2005.

For the Year Ended December 31,
2005
Revenues	$1,193,648
Expenses	$1,631,546
Net loss	$(437,898)
Distributions to Partners	$332,280
Weighted average number of limited partnership units outstanding during the year	51,053
Net loss per weighted limited partnership unit − basic and fully diluted	$(8.49)

	December 31,
	2005		2004
Total assets	$44,720,022		$1,001
Net investment in direct financing leases and notes	$37,758,767	$	−
Equipment under operating leases (net)	$4,359,371	$	−
Debt	$34,511,800	$	−
Partners’ capital	$9,772,873		$1,001

ITEM 7− MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

We commenced our operations on April 14, 2005. On June 21, 2005, we obtained a $75.0 million credit facility with WestLB. This facility allows us to leverage our equity to acquire additional equipment financings. Under the terms of the WestLB credit facility we can leverage our equity 7.5 to 1. Our total revenues were $1,193,648 for the period from April 14, 2005 (commencement of operations) to December 31, 2005. Our interest income and rental revenue was $1,151,375 for the period from April 14, 2005 (commencement of operations) to December 31, 2005. Our interest expense was $583,833 for the period from April 14, 2005 (commencement of operations) to December 31, 2005. We had outstanding debt of $34,511,800 at December 31, 2005. Depreciation on operating leases was $247,080 for the period from April 14, 2005 (commencement of operations) to December 31, 2005. Our provision for credit losses was $130,000 for the period from April 14, 2005 (commencement of operations to December 31, 2005. As our portfolio grows we anticipate our provision for credit losses will also grow. Management fees to related party which are based on the size of our net investment in equipment financings serviced by our General Partner were $140,001 for the period from April 14, 2005 (commencement of operations) to December 31, 2005. Administrative expenses reimbursed to related party of $339,926 for the period from April 14, 2005 (commencement of operations) to December 31, 2005 represents reimbursements made to the General Partner for expenses incurred for managing the fund. General and Administrative expenses of $190,706 for the period from April 14, 2005 (commencement of operations) to December 31, 2005 represent various costs incurred to operate the fund on a daily basis. We will acquire additional equipment financings as we raise more capital through the sale of partnership units. We anticipate the revenue derived from these additional leases and loans will exceed the interest expense incurred by the debt incurred to obtain these financings.

We had a net loss of $437,898 for the period from April 14, 2005 (commencement of operations) to December 31, 2005. The loss per limited partnership unit after loss allocated to the General Partner was ($8.49) for the period from April 14, 2005 (commencement of operations) to December 31, 2005.

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to investment in leases, are for debt service, operating expenses, and distribution to partners. In addition to cash generated from operations, we plan to meet our cash requirements through the sale of partnership units and our credit facility.

The following table sets forth our sources and uses of cash for the periods indicated:

For the Year Ended December 31, 2005
Net cash used in operating activities	$(480,581)
Net cash used in investing activities	(42,344,345)
Net cash provided by financing activities	43,857,864
Increase in cash	$1,032,938

Our liquidity is affected by our ability to leverage our portfolio through expansion of credit facilities. Our debt to equity ratio is 3.5 to 1 as of December 31, 2005. We expect that our leverage ratio will grow to 7 to 7.5 to 1 in the future periods as we grow our net investment in equipment finance assets and we become fully borrowed under our line of credit with WestLB. Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with WestLB include financial covenants related to our net worth and leverage.  As of December 31, 2005, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in June 2006, we would seek to obtain an alternative credit facility with comparable terms.

Our liquidity could also be affected by higher than expected equipment lease defaults, that would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of $130,000. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

We received $10,383,482 net of offering costs of $1,595,963 from the sale of our limited partnership units as of December 31, 2005. We invested those proceeds raised and borrowed funds from the WestLB facility, aggregating $43,589,166 in direct financing leases, notes and operating leases during the period of April 15, 2005 (commencement of operations) to December 31, 2005.

Partner’s distributions paid for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $332,280. Limited partner distributions were 8% of invested capital. As of December 31, 2005 our limited partnership units are sold for $100 per unit.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At December 31, 2005 our outstanding debt totaled $34,511,800. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 5.66% on a weighted average basis.

ITEM 8− FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. and subsidiary as of December 31, 2005 and 2004 and the related statements of operation, partners’ capital and comprehensive loss and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund II, L.P. and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Cleveland, Ohio
February 17, 2006

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	December 31,
	2005		2004
ASSETS
Cash	$1,033,939		$1,001
Restricted cash	379,120		−
Accounts receivable	52,455		−
Due from lockbox	669,524		−
Investment in direct financing leases and notes, net	37,758,767		−
Investment in operating leases (net of accumulated depreciation of $244,903)	4,359,371		−
Fair value of interest rate swap	158,569		−
Other assets	308,277		−
	$44,720,022		$1,001

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$34,511,800	$	−
Accounts payable and accrued expenses	214,530		−
Due to related parties, net	69,946		−
Security deposits	150,873		−
Total liabilities	34,947,149		−
Partners’ Capital	9,772,873		1,001
	$44,720,022		$1,001

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM APRIL 14, 2005
(COMMENCEMENT OF OPERATIONS)
TO DECEMBER 31, 2005

Income:
Interest on equipment financings	$861,534
Rental income	289,841
Loss on sale of equipment and lease dispositions, net	(4,704)
Other	46,977
1,193,648

Expenses:
Interest expense	583,833
Depreciation on operating leases	247,080
Provision for credit losses	130,000
Management fee to related party	140,001
Administrative expense reimbursed to related party	339,926
General and administrative expenses	190,706
1,631,546
Net loss	$(437,898)

Weighted average number of limited partner units outstanding during the period	51,053
Net loss per weighted average limited partner unit	$(8.49)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE YEAR ENDED DECEMBER 31, 2005

	General Partner	Limited Partners			Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income (Loss)
	Amount	Units	Amount		Income (Loss)	Total	Total
Balance, December 31, 2004	$1,000	−	$1	$	−	$1,001
Limited Partners’ contribution	−	120,015	11,979,445		−	11,979,445
Offering costs related to the sale of Limited Partnership units	−	−	(1,595,963)		−	(1,595,963)
Cash distributions paid	(3,327)	−	(328,953)		−	(332,280)
Redemption of initial Limited Partnership units	−	−	(1)		−	(1)
Net loss	(4,378)	−	(433,520)		−	(437,898)	$(437,898)
Unrealized gain on hedging derivative	−	−	−		158,569	158,569	158,569
Balance, December 31, 2005	$(6,705)	120,015	$9,621,009		$158,569	$9,772,873	$(279,329)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005

2005

Cash flows from operating activities:
Net loss	$(437,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	247,080
Provision for credit losses	130,000
Amortization of deferred financing costs	23,287
Changes in operating assets and liabilities:
Accounts receivable	(52,455)
Due from lockbox	(669,524)
Other assets	(5,547)
Accounts payable and accrued expenses	214,530
Due to related parties, net	69,946
Net cash used in operating activities	(480,581)

Cash flows from investing activities:
Investment in direct financing leases and notes	(38,982,715)
Investment in equipment under operating leases	(4,606,451)
Proceeds from direct financing leases, net of earned income	1,093,948
Security deposits, net	150,873
Net cash used in investing activities	(42,344,345)

Cash flows from financing activities:
Increase in restricted cash	(379,120)
Increase in deferred financing costs	(326,017)
Proceeds from debt	36,266,280
Repayment of debt	(1,754,480)
Limited Partners’ capital contributions	11,979,445
Partners’ distributions	(332,280)
Payment of offering costs incurred for the sale of limited partnership units	(1,595,963)
Redemption of initial limited partner units	(1)
Net cash provided by financing activities	43,857,864

Increase in cash	1,032,938
Cash, beginning of year	1,001
Cash, end of year	$1,033,939

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”). LEAF Financial Corporation is a wholly owned subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. (“RAI”) is a publicly-traded company (Nasdaq: REXI) operating in the real estate, financial fund management, and equipment finance sectors.

The General Partner and the initial limited partner capitalized the Fund. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% partnership interest. Upon the Fund breaking escrow on April 14, 2005, the initial limited partner withdrew, as a limited partner and its capital contribution was returned. The Fund is in the offering stage and will continue to offer and sell its limited partner units until December 21, 2006, or until the Fund receives its maximum subscription proceeds of $60.0 million (600,000 units) whichever occurs first. The Fund is managed by the General Partner.

The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner.

The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its’ General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of December 31, 2005, in addition to its 1% General Partnership interest, the General Partner also owns a 2.1% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Partnership Agreement.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Classification

Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s consolidated balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Use of Estimates − (Continued)

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

The Fund’s allowance for possible losses is primarily based on factors which include the General Partner’s historical loss experience or equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2005, the Fund had deposits at two banks totaling $1,038,527 of which $838,527 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases and notes consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition − (Continued)

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the period from April 14, 2005 (commencement of operations) to December 31, 2005.

Notes Receivable. The Company’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment.

The Company generally discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due.

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

Supplemental Disclosure of Cash Flow Information

During the period from April 14, 2005 (commencement of operations) to December 31, 2005, the Fund paid interest of $508,317.

Transfers of Financial Assets

In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Fund’s transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

NOTE 3 - RESTRICTED CASH

Restricted Cash as of December 31, 2005 includes cash being held in reserve by the Fund’s lenders.

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

NOTE 5 - INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are for initial lease terms ranging from 3 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable range from 8% to 11%. As of December 31, 2005, 14% of leased equipment was located in California.

December 31,
2005
Direct financing leases	$34,437,490
Notes receivable	3,321,277
$37,758,767

The components of the net investment in direct financing leases as of December 31, 2005 are as follows:

Year Ended December 31,
2005
Total future minimum lease payments	$37,102,220
Unearned rental income	(4,360,607)
Residuals, net of unearned residual income	1,825,877
34,567,490
Allowance for possible losses.	130,000
$34,437,490

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

NOTE 5 - INVESTMENT IN LEASES AND NOTES − (Continued)

For year ended December 31, 2005 allowance for possible losses is as follows:

		Year Ended December 31,
		2005
Allowance for possible losses, beginning of period	$	−
Provision for credit losses		130,000
Net write-offs		−
Allowance for possible losses, end of period		$130,000

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at December 31, 2005 are as follows:

Years Ending December 31,	Direct Financing Leases	Notes	Operating Leases	Total
2006	$13,146,231	$523,691	$1,203,075	$14,872,997
2007	10,416,588	561,339	1,188,166	12,166,093
2008	6,690,945	575,232	946,050	8,212,227
2009	4,493,884	569,385	632,371	5,695,640
2010	1,911,281	493,120	286,169	2,690,570
Thereafter	443,291	598,510	2,949	1,044,750
	$37,102,220	$3,321,277	$4,258,780	$44,682,277

NOTE 6 − OTHER ASSETS

As of December 31, 2005, other assets include $302,730 of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2005 is $23,287.

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of December 31, 2005:

December 31, 2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to November 2012. The interest rate swap agreements fix the interest rate on this facility at 5.66% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods on June 21, 2006, 2007 and 2008. The terms of the Funds’ credit facility with WestLB includes financial covenants related to the Funds net worth and leverage used. As of December 31, 2005, the Fund is in compliance with all such covenants.
$34,511,800

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

NOTE 7 - DEBT − (Continued)

The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

2006	$10,331,649
2007	9,221,797
2008	6,728,393
2009	4,622,656
2010	2,606,435
Thereafter	1,000,870
$34,511,800

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

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by US GAAP is recognized in the income statement.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

At December 31, 2005, the notional amounts of the interest rate swaps were $34,172,300.  At December 31, 2005, the Fund had an unrealized gain of $158,569 which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the period from April 14, 2005 (commencement date) to December 31, 2005 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2005, $61,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

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

The General Partner and Anthem Securities receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 7% of the proceeds of each unit sold by it. Anthem Securities did not sell any units through December 31, 2005.

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

The General Partner receives a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital.  No commissions were paid during the period from April 14, 2005 (commencement of operations) through December 31, 2005.

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affliates. No re-lease commissions were paid during the period from April 14, 2005 (commencement of operations) through December 31, 2005.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the year ended December 31, 2005:

Year Ended December 31,
2005
Acquisition fees	$870,122
Asset management fees	$140,001
Organization and offering expenses	$419,268
Reimbursed administrative expenses	$339,926
Underwriting fees	$358,707

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2005

NOTE 9 − TRANSACTIONS WITH AFFILIATES − (Continued)

Due to related parties, net as of December 31, 2005 represents net monies due to the General Partner for management fees and lease acquisition fees not yet paid.

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

NOTE 13 − SUBSEQUENT EVENT

For the period from January 1, 2006 to February 17, 2006 the Fund sold 39,629 of limited partner units for $3,946,338.

ITEM 9 - CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our general partner’s management, including our general partner’s chief executive officer and chief financial officer, our general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of December 31, 2005, with respect to us and, based on their evaluation, the chief executive officer and the chief financial officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information concerning us which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported by us within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our general partner’s management, including our general partner’s chief executive officer and chief financial officer, as appropriate to allow for timely disclosure. There have been no significant changes in our general partner’s internal controls or in other factors with respect to us that could significantly affect these controls in the fourth quarter of 2005 and subsequent to the date of their evaluation.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our General Partner manages our activities. Unit holders do not directly or indirectly participate in our management or operation or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by us are specifically with recourse only to our assets. Whenever possible, our General Partner intends to make any of our indebtedness or other obligations with recourse only to our assets.

As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operation. Rather, our General Partner’s personnel manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests.

The following table sets forth information with respect to the directors and executive officers of our general partner.

Name	Age	Position
Crit S. DeMent	53	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	46	President, Chief Operating Officer and Director
Jonathan Z. Cohen	35	Director
Alan D. Schreiber, M.D.	62	Director
Linda Richardson	58	Director
Robert K. Moskovitz	49	Chief Financial Officer and Treasurer
David H. English	56	Executive Vice President
Darshan V. Patel	35	General Counsel and Secretary
Daniel G. Courtney	43	Senior Vice President - Investment Programs
Scott A. Smith	46	Vice President - Corporate Development

CRIT S. DEMENT has been Chairman of the Board of Directors and Chief Executive Officer since he joined our General Partner in November 2001. Mr. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management from January 2002 until June 2004. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996.

MILES HERMAN has been President, Chief Operating Officer and a Director of our General Partner since January 2002. Mr. Herman was President, Chief Operating Officer and a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989.

JONATHAN Z. COHEN has been a Director of our General Partner since January 2002, and was a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Cohen has been President of Resource America, Inc. since 2003, Chief Executive Officer since 2004 and a Director since 2002. He was Chief Operating Officer of Resource America, Inc. from 2002 to 2004, Executive Vice President from 2001 to 2003 and Senior Vice President from 1999 to 2001. He also has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas America, Inc. since its formation in 2000, a Trustee and Secretary of RAIT Investment Trust (a publicly-traded real estate investment trust) since 1997, Vice Chairman of RAIT Investment Trust since 2003, and Chairman of the Board of The Richardson Company (a sales consulting company) since 1999.

ALAN D. SCHREIBER, M.D. has been a director of our General Partner since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984, and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.

LINDA RICHARDSON has been a Director of our General Partner since August 2002. Ms. Richardson has also been the President and Chief Executive Officer of The Richardson Group, a sales consulting company, since 1978 and a faculty member of the Wharton School, University of Pennsylvania since 1988.

ROBERT K. MOSKOVITZ has been Chief Financial Officer of our General Partner since February 2004, and Treasurer since September 2004, and he also serves as its chief accounting officer. Mr. Moskovitz was Chief Financial Officer of LEAF Asset Management from February 2004 until June 2004. From 2002 to 2004, Mr. Moskovitz was an independent management consultant. From 2001 to 2002, Mr. Moskovitz was Executive Vice President and Chief Financial Officer of ImpactRx, Inc. From 1999 to 2001, Mr. Moskovitz was Chief Financial Officer of Breakthrough Commerce LLC. From 1983 to 1997, Mr. Moskovitz held senior financial positions with several high growth public and privately owned companies. Mr. Moskovitz is a Certified Public Accountant and began his career with Deloitte & Touche LLP (formerly Touche Ross & Co).

DAVID H. ENGLISH has been Executive Vice President of our General Partner since April 2003. Mr. English was Executive Vice President and Chief Investment Officer of LEAF Asset Management from April 2003 until June 2004. From 1996 until joining the Fund’s General Partner, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division.

DARSHAN V. PATEL has been General Counsel and Secretary of our General Partner since August 2001. Mr. Patel also was General Counsel and Secretary of LEAF Asset Management from January 2002 until June 2004. In addition, Mr. Patel serves as Associate General Counsel of Resource America, Inc., a position he has held since 2001. From 1998 to 2001, Mr. Patel was associated with the law firm of Berman, Paley, Goldstein & Kannry, New York, NY.

DANIEL G. COURTNEY was appointed Senior Vice President, Investment Programs of our General Partner in October 2005. Mr. Courtney also is or will be registered through Anthem Securities, an affiliate of LEAF Financial Corporation which serves as dealer-manager of the offering of our units. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From April 2000 to October 2003 Mr. Courtney was Vice President of Marketing and Business Development for BridgeSpan, Inc., which provided technology and financial services to banks and insurance companies. Mr. Courtney received a B.S./B.A. degree in Management and Industrial Technology from Southeast Missouri State University in 1984.

SCOTT A. SMITH has been Vice President - Corporate Development of our General Partner since December 2005. From June 2004 to December 2005, Mr. Smith served as LEAF Financial Corporation’s Vice President - Direct Participation Programs. He joined LEAF Financial Corporation in July 2002 as director of sales for its syndications group. For the three months before joining LEAF Financial Corporation, Mr. Smith worked in a consultative capacity as a performance improvement specialist with Team Builders Plus, and the year before that he was the director of sales training for Fidelity Leasing and its successor. From 1993 to 2000 he held various sales and marketing management positions with Advanta Leasing Corporation, ending as their director of training and development.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our general partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our general partner at LEAF Financial Corporation, 1818 Market Street, 9th Floor, Philadelphia, Pennsylvania 19103.

ITEM 11 - EXECUTIVE COMPENSATION

We do not have, and do not expect to have, any employees as discussed in Item 10 - “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities will be provided by the employees of our general partner and its affiliates. No officer or director of our general partner will receive any direct remuneration from us. Those persons will receive compensation solely from our general partner or its affiliates other than us.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	We had approximately 341 limited partners as of December 31, 2005.

(b)
In 2004, our general partner contributed $1,000 to our capital as our general partner and received its general partner interest in us. As of December 31, 2005, our general partner owned 2,865 of our limited partner units. However, our general partner currently intends to acquire, as a limited partner, limited partner units equal to approximately 5% of our total limited partner units and its affiliates currently intend to purchase up to an additional 1% of our total limited partner units. These purchases of limited partner units by our general partner and its affiliates will be at a price discounted by the 7% sales commission which will be paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the period from April 14, 2005 (commencement of operations) to December 31, 2005, we were charged management fees by our General Partner of $140,001. Our General Partner will continue to receive 3% or 4% of rental payments on equipment under operating leases and full payout leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.

Our General Partner may also receive up to 3% of the proceeds from the sale of our equipment for services and activities to be performed in connection with arranging for the sale of our equipment after the expiration of lease. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 8% cumulative compounded priority return.

Our General Partner shall apply distributable cash first at 1% to our General Partner and 99% to the Limited Partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to the Limited Partners. For the period from April 14, 2005 (commencement of operations) to December 31, 2005, our General Partner received cash distributions of $3,327.

Our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the period from April 14, 2005 (commencement of operations) to December 31, 2005 was $419,268.

Our General Partner received fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to the General Partner for the period from April 14, 2005 (commencement of operations) to December 31, 2005 were $870,112.

For the period from April 14, 2005 (commencement of operations) to December 31, 2005 ended December 31, 2005, we reimbursed our General Partner and its affiliates administrative expenses of $339,926.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP in 2005 for professional services rendered were $90,000.

Audit-Related Fees. We did not incur fees in 2005 for other services not included above.

Tax Fees. We did not incur fees in 2005 for other services not included above.

All Other Fees. We did not incur fees in 2005 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our general partner’s audit committee is the audit committee for its parent, Resource America, Inc., which reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 - “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit No.	Description
3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)
3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P.(2)
3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (4)
4.1	Forms of letters sent to limited partners confirming their investment(1)
10.1	Origination & Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund II, L.P. and LEAF Funding, Inc. dated April 15, 2005 (3)
10.3
Secured Loan Agreement dated as of June 1, 2005 with LEAF II, LLC as Borrower, LEAF Funding, Inc. as Originator, Lease Equity Appreciation Fund II, L.P. as Seller, LEAF Financial Corporation as Servicer, U.S. Bank National Association, as Collateral Agent and Securities Intermediary and WestLB AG, New York Branch as Lender (3)

10.4	First Amendment to WestLB AG Secured Loan Agreement
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
(1)	Previously filed on June 17, 2004 as an Exhibit to our Registration Statement
(2)	Previously filed on September 8, 2004 in Pre-Effective Amendment No. 1 as an Exhibit to our Registration Statement
(3)	Previously filed on August 15, 2005 as an Exhibit to our Form 10-Q for the quarter ended June 30, 2005
(4)	Previously filed on December 27, 2005 in Post-Effective Amendment No. 1 to our Registration Statement as Appendix A to the prospectus.

(b) Financial Statement Schedules
All financial statement schedules are omitted because the information is not required, is not material or is otherwise included in the financial statements or related notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
March 30, 2006                                                                             By: /s/ CRIT DEMENT
CRIT DEMENT
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit DeMent CRIT S. DEMENT	Chairman of the Board, Chief Executive Officer of the General Partner	March 30, 2006

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 30, 2006

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer, Treasurer of the General Partner	March 30, 2006

/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	March 30, 2006

/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	March 30, 2006

/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	March 30, 2006

“Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the
Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

An annual report will be furnished to security holders subsequent to the filing of this report.”