Form 10-Q
period 2006-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2006-05-15
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 333-84730

LEASE EQUITY APPRECIATION FUND II, L.P.
(Exact name of registrant as specified in its charter)

Delaware 20-1056194 (State of Organization) (I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101,
Wilmington Delaware 19801
(Address of principal executive offices) (Zip Code)

(215) 569-1844
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

(back to index
LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(back to index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Cash	$3,411,252	$1,033,939
Restricted cash	681,666	379,120
Accounts receivable	103,371	52,455
Due from lockbox	377,010	669,524
Investment in direct financing leases and notes, net	68,023,481	37,758,767
Investment in operating leases (net of accumulated depreciation of $728,939 and $244,903)	7,201,072	4,359,371
Fair value of interest rate swap	501,439	158,569
Other assets	298,397	308,277
	$80,597,688	$44,720,022

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$62,043,447	$34,511,800
Accounts payable and accrued expenses	509,730	214,530
Due to related parties, net	168,749	69,946
Security deposits	586,909	150,873
Total liabilities	63,308,835	34,947,149
Partners’ Capital	17,288,853	9,772,873
	$80,597,688	$44,720,022

The accompanying notes are an integral part of these consolidated financial statements.

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

Income:
Interest on equipment financings	$952,569
Rental income	570,305
Gain on sale of equipment and lease dispositions, net	30,233
Other	86,050
1,639,157

Expenses:
Interest expense	695,712
Depreciation on operating leases	484,644
Provision for credit losses	16,974
Management fee to related party	142,579
Administrative expense reimbursed to related party	131,019
General and administrative expenses	80,602
1,551,530
Net income	$87,627

Weighted average number of limited partner units outstanding during the period	153,818
Net income attributed to limited partners per unit	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income
	Amount	Units	Amount	Income	Total	Total
Balance, December 31, 2005	$(6,705)	120,015	$9,621,009	$158,569	$9,772,873
Limited Partners’ contributions	−	84,720	8,455,347	−	8,455,347
Offering costs related to the sale of Limited Partnership units	−	−	(1,119,296)	−	(1,119,296)
Cash distributions paid	(2,506)	−	(248,062)	−	(250,568)
Net income	876	−	86,751	−	87,627	$87,627
Unrealized gain on hedging derivative	−	−	−	342,870	342,870	342,870
Balance, March 31, 2006	$(8,335)	204,735	$16,795,749	$501,439	$17,288,853	$430,497

The accompanying notes are an integral part of these consolidated financial statements.

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(unaudited)

Cash flows from operating activities:
Net income	$87,627
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	484,644
Provision for credit losses,	16,974
Amortization of deferred financing costs	10,945
Changes in operating assets and liabilities:
Accounts receivable	(50,916)
Due from lockbox	292,514
Other assets	4,047
Accounts payable and accrued expenses	295,200
Due to related parties, net	98,803
Net cash provided by operating activities	1,239,838

Cash flows from investing activities:
Investment in direct financing leases and notes	(32,990,473)
Investment in equipment under operating leases	(3,326,345)
Proceeds from direct financing leases, net of earned income	2,871,430
Security deposits, net	273,391
Net cash used in investing activities	(33,171,997)

Cash flows from financing activities:
Increase in restricted cash	(302,546)
Increase in deferred financing costs	(5,112)
Proceeds from debt	30,654,796
Repayment of debt	(3,123,149)
Limited Partners’ capital contributions	8,455,347
Partners’ distributions	(250,568)
Payment of offering costs incurred for the sale of limited partnership units	(1,119,296)
Net cash provided by financing activities	34,309,472

Increase in cash	2,377,313
Cash, beginning of period	1,033,939
Cash, end of period	$3,411,252

The accompanying notes are an integral part of these consolidated financial statements.

(back to index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”). The General Partner is a subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and equipment finance sectors.

The General Partner and the initial limited partner capitalized the Fund. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% limited partnership interest. Upon the Fund breaking escrow on April 14, 2005, the initial limited partner withdrew as a limited partner and its capital contribution was returned. The Fund is in the offering stage and will continue to offer and sell its limited partner units until December 21, 2006, or until the Fund receives its maximum subscription proceeds of $60.0 million (600,000 units) whichever occurs first. The Fund is managed by the General Partner. As of March 31, 2006, the Fund sold subscriptions for 204,735 limited partner units ($20,434,792).

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

As of March 31, 2006, in addition to its 1% General Partnership interest, the General Partner also owns a 1.3% limited partnership interest in the Fund. In May 2006, the General Partner made a limited partner investment of $750,000 (8,065 units). The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

       The consolidated financial statements and notes thereto as of March 31, 2006 and for the three months ended March 31, 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund II LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Classification

Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s consolidated balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
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

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of March 31, 2006, the Fund had deposits at two banks totaling $3,422,887 of which $3,222,887 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

(back to index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Revenue Recognition − (Continued)

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

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2006.

Notes Receivable. The Fund’s investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment.

The Fund generally discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due.

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

During the three months ended March 31, 2006, the Fund paid interest of $632,949.

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
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

Fair Value of Financial Instruments

For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swap discussed in Note 8 is recorded at fair value in the accompanying consolidated balance sheets.

NOTE 3 - RESTRICTED CASH

Restricted Cash as of March 31, 2006 includes cash being held in reserve by the Fund’s lenders.

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with our General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst our General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

NOTE 5 - INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 87 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 8% to 11%. As of March 31, 2006 and December 31, 2005, 14% of equipment financings were located in California. The following table sets forth investment in direct financings leases and notes:

	March 31,	December 31,
	2006	2005
Direct financing leases	$60,035,562	$34,567,490
Notes receivable	8,127,919	3,321,277
	68,163,481	37,888,767
Allowance for possible losses	140,000	130,000
	$68,023,481	$37,758,767

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 5 - INVESTMENT IN DIRECT FINANCING LEASES AND NOTES − (Continued)

The components of the net investment in direct financing leases for the periods indicated are as follows:

	March 31,	December 31,
	2006	2005
Total future minimum lease payments	$66,781,750	$37,102,220
Unearned rental income	(9,176,159)	(4,360,607)
Residuals, net of unearned residual income	2,429,971	1,825,877
	$60,035,562	$34,567,490

The following is a summary of the Fund’s allowance for possible losses for the period indicated:

For the Three Months Ended March 31,
2006
Allowance for possible losses, beginning of period	$130,000
Provision for credit losses	16,974
Net write offs	(6,974)
Allowance for possible losses, end of period	$140,000

The future minimum lease payments and related rental payments expected to be received on non-cancelable direct financing leases, notes and operating leases at March 31, 2006 are as follows:

Years Ending March 31,	Direct Financing Leases	Notes	Operating Leases	Total
2007	$21,849,721	$1,330,022	$2,485,935	$25,665,678
2008	18,391,540	1,374,069	2,259,939	22,025,548
2009	13,266,081	1,351,076	1,263,292	15,880,449
2010	8,300,611	1,344,981	747,542	10,393,134
2011	3,655,349	1,213,852	254,688	5,123,889
Thereafter	1,318,448	1,513,919	24,915	2,857,282
	$66,781,750	$8,127,919	$7,036,311	$81,945,980

NOTE 6 − OTHER ASSETS

As of March 31, 2006 and December 31, 2005, other assets include $296,897 and $302,730, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of March 31, 2006 and December 31, 2005 is $34,232 and $23,287, respectively.

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of March 31, 2006:

March 31, 2006	December 31, 2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $75.0 million collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to January 2013. The interest rate swap agreements fix the interest rate on this facility at 5.87% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods on 2007 and 2008. The terms of the Funds’ credit facility with WestLB includes financial covenants related to the Funds net worth and leverage used. As of March 31, 2006, the Fund is in compliance with all such covenants
$62,043,447	$34,511,800

         The debt maturity for each of the succeeding twelve month periods ending March 31, and thereafter, are as follows:

2007	$20,722,224
2008	16,031,738
2009	11,775,168
2010	7,868,880
2011	3,729,289
Thereafter	1,916,148
$62,043,447

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

(back to index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 8 - DERIVATIVE INSTRUMENTS - (Continued)

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.

At March 31, 2006 and December 31, 2005, the notional amounts of the interest rate swaps were $61,073,847 and $34,172,300. For the three months ended March 31, 2006, the Fund had an unrealized gain of $342,870 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the three months ended March 31, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2006, $187,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

NOTE 9 − TRANSACTIONS WITH AFFILIATES

The General Partner and Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Atlas America Inc., RAI’s former energy subsidary, receive an organization and offering allowance of 3.5% of the offering proceeds raised. This amount includes reimbursement to Anthem Securities to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges are recorded by the Fund as offering costs related to the sale of Partnership units on the Consolidated Statements of Partners’ Capital and Comprehensive Income.

The General Partner and Anthem Securities receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 7% of the proceeds of each unit sold by it. Anthem Securities did not sell any units through March 31, 2006.

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

The General Partner receives a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the three months ended March 31, 2006.

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the three months ended March 31, 2006.

(back to index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
MARCH 31, 2006
(unaudited)

NOTE 9 − TRANSACTIONS WITH AFFILIATES − (Continued)

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31, 2006:

Three Months Ended March 31,
2006
Acquisition fees	$726,336
Asset management fees	$142,579
Organization and offering expense allowance	$295,937
Reimbursed administrative expenses	$131,019
Underwriting fees	$823,359

Due to related parties, net as of March 31, 2006 and December 31, 2005 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

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

Net income for any fiscal period during the reinvestment period (the period commencing April 14, 2005 and ending December 12, 2011) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreement, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

NOTE 11 − COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging gains.

NOTE 12 − NET INCOME PER LIMITED PARTNERSHIP UNIT

Net income per limited partnership unit is computed by dividing net income allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic income per limited partnership unit equals dilutive net income per limited partnership unit because there are no potential dilutive units.

(back to index

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)

When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for fiscal 2005. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

OVERVIEW

We are Lease Equity Appreciation Fund II, L.P. (the "Fund"), a Delaware limited partnership formed on March 30, 2004. Our general partner is LEAF Financial Corporation (“the General Partner” or “LEAF”). LEAF is a subsidiary of Resource Leasing, Inc., a wholly-owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and equipment finance sectors. We were initially capitalized by contributions of $1,000 and $1 by our General Partner and our original limited partner, respectively. We received our minimum subscription proceeds of $2 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our general partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005. We will continue to offer and sell our limited partner interests (our “units”) until December 21, 2006, or until we receive our maximum subscription proceeds of $60 million (600,000 units) whichever occurs first. As of March 31, 2006 we had sold subscriptions for 204,735 limited partner units ($20,434,792).

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

Our leases consist of direct financing, and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting for leases, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method of accounting for leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease is 90 days or more delinquent, the lease is classified as being on non-accrual and we do not recognize interest income on that lease until the lease become less than 90 days delinquent.

(back to index

Our offering began on December 28, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of March 31, 2006, our portfolio contained 1,863 equipment leases with 1,731 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of March 31, 2006, we had a net investment of $7,201,072 in equipment under operating leases and a net investment of $68,023,481 in direct financing leases and notes for a total investment in equipment financing assets of $75,224,553. Our average original equipment cost per equipment financing transaction was $44,913 and $49,820, as of March 31, 2006 and December 31, 2005, respectively. As of March 31, 2006 and December 31, 2005, the average initial term of our financings was 49 months and 47 months, respectively. As of March 31, 2006 and December 31, 2005, 14% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2006, our outstanding debt was $62,043,447.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	March 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Computers	$19,549	28.7%	Computers	$12,975	34.2%
Medical Equipment	19,085	28.0	Medical Equipment	6,794	17.9
Industrial Equipment	10,497	15.4	Industrial Equipment	6,087	16.1
Office Equipment	4,112	6.0	Office Equipment	2,789	7.4
Software	4,027	5.9	Software	2,536	6.7
Restaurant Equipment	2,770	4.1	Building systems	1,877	5.0
Garment Care	2,405	3.5	Restaurant Equipment	1,469	3.9
Building systems	2,277	3.3	Garment Care	1,570	4.1
Communications	1,759	2.6	Communications	980	2.6
Agriculture	1,682	2.5	Agriculture	812	2.1
	$68,163	100.0%		$37,889	100.0%

Operating Leases

	March 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Communications	$1,781	24.7%	Communications	$1,248	28.6%
Office Equipment	1,230	17.1	Office Equipment	1,111	25.5
Computers	2,680	37.2	Industrial Equipment	1,070	24.5
Industrial Equipment	1,220	16.9	Computers	646	14.8
Medical Equipment	230	3.2	Medical Equipment	255	5.9
Agriculture	32	0.5	Building Systems	29	0.7
Building Systems	28	0.4	Agriculture	−	−
	$7,201	100.0%		$4,359	100.0%

(back to index

The following schedules detail the type of business by standard industrial classification that lease our equipment as of March 31, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	March 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$39,680	58.2%	Services	$21,398	56.4%
Retail Trade	8,205	12.0	Retail Trade	4,543	12.0
Manufacturing	5,090	7.4	Manufacturing	2,900	7.7
Public Administration	3,066	4.5	Wholesale Trade	2,087	5.5
Construction	2,795	4.1	Finance/Insurance/Real Estate	1,458	3.8
Wholesale Trade	2,608	3.8	Transportation/ Communication/Energy	1,430	3.8
Transportation/ Communication/Energy	2,496	3.7	Construction	1,218	3.2
Finance/Insurance/Real Estate	2,152	3.2	Other	1,021	2.7
Agriculture/Forestry/Fishing	1,705	2.5	Public Administration	912	2.4
Other	335	0.5	Agriculture/Forestry/Fishing	865	2.3
Mining	51	0.1	Mining	57	0.2
	$68,163	100.0%		$37,889	100.0%

Operating Leases

	March 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$3,029	42.1%	Services	$1,664	38.1%
Construction	1,178	16.4	Construction	977	22.4
Mining	791	11.0	Manufacturing	683	15.7
Manufacturing	707	9.8	Mining	281	6.5
Public Administration	526	7.3	Finance/Insurance/Real Estate	264	6.1
Finance/Insurance/Real Estate	299	4.1	Retail Trade	215	4.9
Retail Trade	261	3.6	Wholesale Trade	105	2.4
Wholesale Trade	211	2.9	Public Administration	92	2.1
Transportation/ Communication/Energy	199	2.8	Transportation/ Communication/Energy	78	1.8
	$7,201	100.0%		$4,359	100.0%

(back to index

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of March 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of our finance assets of $140,000.

Results of Operations

We commenced our operations on April 14, 2005. On June 21, 2005, we obtained a $75.0 million credit facility with WestLB. This facility will allow us to leverage our equity to acquire additional equipment financings. Under the terms of the WestLB credit facility, we can leverage our equity 7.5 to 1.

Revenues − Three Months Ended March 31, 2006

Our interest and rental income was $952,569 and $570,305 for the three months ended March 31, 2006, respectively. We expect our revenues to increase as we continue to acquire equipment finance assets from our General Partner.

Expenses − Three Months Ended March 31, 2006

Operating expenses for the three months ended March 31, 2006 were $1,551,530. We expect our operating expenses to increase as our portfolio of equipment financings increases.

Our interest expense was $695,712 for the three months ended March 31, 2006. Our debt with WestLB increased to $62,043,447 as of March 31, 2006 as compared to $34,511,800 as of December 31, 2005, an increase of $27,531,647 (80%).

Deprecation on operating leases was $484,644 for the three months ended March 31, 2006. Our investment in operating leases increased to $7,201,072 as of March 31, 2006 as compared to $ 4,359,371 as of December 31, 2005, an increase of $2,841,701 (65%). We expect depreciation expense to increase as we continue to purchase operating leases from our General Partner.

Management fees to related party, which are based on lease payments received which is a function of the size of our net investment in lease assets serviced by our General Partner, were $142,579 for the three months ended March 31, 2006. We will acquire additional equipment finance assets as we raise more capital through the sale of partnership units.

Our administrative expenses reimbursed to related party of $131,019 for the three months ended March 31, 2006 represents reimbursements made to the General Partner for expenses incurred for managing the Fund.

The general and administrative expenses of $80,602 for the three months ended March 31, 2006 represent various costs incurred to operate the Fund on a daily basis.

We had net income of $87,627 for the three months ended March 31, 2006. The net income per limited partnership unit, after income allocated to the General Partner was $0.56 for the three months ended March 31, 2006.

(back to index

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

The following table sets forth our sources and uses of cash for the period indicated:

Three Months Ended
March 31,
2006
Net cash provided by operating activities	$1,239,838
Net cash used in investing activities	(33,171,997)
Net cash provided by financing activities	34,309,472
Increase in cash	$2,377,313

Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facility. We are in the process of expanding our credit facility which will allow us to leverage the additional equity raised. Our debt to equity ratio is 3.6 to 1 at March 31, 2006. Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with WestLB include financial covenants. As of March 31, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in June 2006, we would seek to obtain an alternative credit facility with comparable terms.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. At March 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of $140,000. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

We received $7,336,051 net of offering costs of $1,119,296, from the sale of our limited partnership units during the three months ended March 31, 2006. From the proceeds we raised and borrowings from the WestLB facility, we invested $36,316,818 in direct financing leases, notes and operating leases during the three months ended March 31, 2006.

Partner’s distributions paid for the three months ended March 31, 2006 were $250,568. Distributions to partners’ were 8% of invested capital. As of March 31, 2006, our limited partnership units are sold for $100 per unit.

(back to index

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, our outstanding debt totaled $62,043,447. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 5.87% on a weighted average basis.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our General Partner’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(back to index

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our limited partner units are not publicly traded. As of March 31, 2006, we had 534 limited partners.

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

The following table shows the use of proceeds from the offering since the effective date of the registration statement through March 31, 2006.

Offering proceeds	$20,434,792
Expenses:
Sales commissions (1)	$1,394,339
Underwriting fees (1)	605,715
Organization and offering expenses (2)	715,205
Public offering expenses	2,715,259

Net offering proceeds	17,719,533
Reserves	177,195
Total proceeds available for investment	$17,542,338

Use of proceeds for investment (estimated):
Used in operations (3)	753,525
Acquisition of lease portfolios (4)	12,984,888
Working capital	3,803,925

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.
(2)	Paid to the general partner.
(3)	The general partner was reimbursed $470,945 for operating expenses and asset management fees of $282,580.
(4)	Included are asset acquisition fees of $1,596,458 that were paid to our general partner.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(back to index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

May 15, 2006	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

May 15, 2006	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner

(back to index