Form 10-Q
period 2006-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2006-08-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statement of Operations Three and Six Months Ended June 30, 2006 and Period from April 14, 2005 (Commencement of Operations) to June 30, 2005 (unaudited)	4
	Consolidated Statement of Partners’ Capital and Comprehensive Income For the Six Months Ended June 30, 2006	5
	Consolidated Statement of Cash Flows For the Six Months Ended June 30, 2006 and the Period from April 14, 2005 (Commencement of Operations) to June 30, 2005 (unaudited)	6
	Notes to Consolidated Financial Statements - June 30, 2006 (unaudited)	7 - 15
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 20
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4.	Controls and Procedures	20

PART II	OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
ITEM 6.	Exhibits	21
SIGNATURES		22

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Cash	$13,413,695	$1,033,939
Restricted cash	779,846	379,120
Accounts receivable	180,511	52,455
Due from lockbox	400,797	669,524
Investment in direct financing leases and notes, net	94,674,756	37,921,411
Investment in operating leases (net of accumulated depreciation of $1,523,537 and $244,903)	10,919,320	4,359,371
Fair value of interest rate swap	777,369	158,569
Other assets	534,598	308,277
	$121,680,892	$44,882,666

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$83,315,780	$34,511,800
Investments purchased, not settled	8,023,750	−
Accounts payable and accrued expenses	636,039	214,530
Due to related parties, net	393,174	69,946
Security deposits	755,913	313,517
Total liabilities	93,124,656	35,109,793
Partners’ Capital	28,556,236	9,772,873
	$121,680,892	$44,882,666

The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	Period from April 14, 2005 (commencement of operations) to June 30,
	2006	2006	2005
Income:
Interest on equipment financings	$1,354,982	$2,307,551	$51,745
Rental income	833,887	1,404,192	−
Gain (loss) on sale of equipment and lease dispositions, net	6,534)	36,767	(121)
Other	110,840	196,890	2,500
	2,306,243	3,945,400	54,124

Expenses:
Interest expense	975,953	1,671,665	1,283
Depreciation on operating leases	687,416	1,172,060	−
Provision for credit losses	265,929	282,903	5,200
Management fee to related party	179,349	321,928	14,354
Administrative expense reimbursed to related party	159,774	290,793	102,261
General and administrative expenses	150,604	231,206	62,401
	2,419,025	3,970,555	185,499
Net loss	$(112,782)	$(25,155)	$(131,375)

Weighted average number of limited partner units outstanding during the period	265,980	210,872	41,522
Net loss attributed to limited partners per unit	$(0.41)	$(0.12)	$(3.13)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income
	Amount	Units	Amount	Income	Total	Total
Balance, December 31, 2005	$(6,705)	120,015	$9,621,009	$158,569	$9,772,873
Limited Partners’ contributions	−	217,974	21,716,187	−	21,716,187
Offering costs related to the sale of Limited Partnership units	−	−	(2,824,620)	−	(2,824,620)
Cash distributions paid	(7,018)	−	(694,831)	−	(701,849)
Net loss	(252)	−	(24,903)	−	(25,155)	$(25,155)
Unrealized gain on hedging derivative	−	−	−	618,800	618,800	618,800
Balance, June 30, 2006	$(13,975)	337,989	$27,792,842	$777,369	$28,556,236	$593,645

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,	Period from April 14, 2005 (commencement of operations) to June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(25,155)	$(131,375)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,172,060	−
Provision for credit losses	282,903	5,200
Amortization of deferred financing costs	21,955	−
Changes in operating assets and liabilities:
Accounts receivable	(128,056)	−
Due from lockbox	268,727	(39,369)
Other assets	6,836	−
Accounts payable and accrued expenses	421,509	161,762
Due to related parties, net	323,228	128,861
Net cash provided by operating activities	2,344,007	125,079

Cash flows from investing activities:
Investment in direct financing leases and notes	(55,914,269)	(6,054,870)
Investment in equipment under operating leases	(7,732,009)	−
Proceeds from direct financing leases, net of earned income	6,901,771	130,237
Security deposits, net	442,396	20,811
Net cash used in investing activities	(56,302,111)	(5,903,822)

Cash flows from financing activities:
Increase in restricted cash	(400,726)	(100,000)
Increase in deferred financing costs	(255,112)	(387,567)
Proceeds from debt	57,315,316	2,251,490
Repayment of debt	(8,511,336)	−
Increase in subscription deposits	−	595,000
Limited Partners’ capital contributions	21,716,187	4,825,501
Payment of offering costs incurred for the sale of partnership units	(2,824,620)	(649,187)
Partners’ distributions	(701,849)	(39,866)
Redemption of initial limited partners	−	(1)
Net cash provided by financing activities	66,337,860	6,495,370

Increase in cash	12,379,756	716,627
Cash, beginning of period	1,033,939	1,001
Cash, end of period	$13,413,695	$717,628

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
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

The General Partner and the initial limited partner capitalized the Fund. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% limited partnership interest. Upon the Fund breaking escrow on April 14, 2005, the initial limited partner withdrew as a limited partner and its capital contribution was returned (termination date). The Fund is in the offering stage and will continue to offer and sell its limited partner units until December 21, 2006, or until the Fund receives its maximum subscription proceeds of $60.0 million (600,000 units) whichever occurs first. The Fund is managed by the General Partner. As of June 30, 2006, the Fund sold subscriptions for 337,989 limited partner units ($33,695,632).

The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner. As of June 30, 2006, in addition to its 1% General Partnership interest, the General Partner also owns a 3.2% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

The consolidated financial statements and notes thereto as of June 30, 2006 and for the three and six months ended June 30, 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund II LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements and related notes present the Fund’s consolidated financial position as of June 30, 2006 and December 31, 2005 and the results of its consolidated operations, cash flows, and changes in partner’s capital for the period from commencement of operations on April 14, 2005 through June 30, 2005 (hereafter referred to as the period ended June 30, 2005) and for the three and six months ended June 30, 2006.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

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

The Fund reviews its long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the assets exceed their estimated fair values.

Concentration of Credit Risk

Financial instruments, which potentially subject the Fund to concentrations of credit risk, consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of June 30, 2006, the Fund had deposits at two banks totaling $13,489,462 of which $13,289,462 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
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

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the six months ended June 30, 2006.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Supplemental Disclosure of Cash Flow Information

Information for the six months and period ended June 30, 2006 and 2005, respectively, is as follows:

	2006	2005
Cash paid for:
Interest	$1,603,191	$	−
Non-cash activities:
Purchase of direct financing leases from the General Partner	$12,337,924	$	−
Note payable to General Partner	$12,337,924	$	−
Investments purchased, not settled	$8,023,750	$	−

Transfers of Financial Assets

In connection with establishing its revolving line of credit with WestLB AG, the Fund formed a bankruptcy remote special purpose entity through which the financing is arranged. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Fund’s transfer of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases, notes receivable and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

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

NOTE 3 - RESTRICTED CASH

Restricted Cash as of June 30, 2006 and December 31, 2005 includes cash being held in reserve by the Fund’s lenders.

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with the Fund's General Partner and other entities serviced by the General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
(unaudited)

NOTE 5 - INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are generally for initial lease terms ranging from 24 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 8% to 11%. As of June 30, 2006 and December 31, 2005, the average initial term of our financings was 45 months and 47 months, respectively. As of June 30, 2006, 12% and 13% of our equipment was located in California and Pennsylvania, respectively. As of December 31, 2005, 14% of the Fund's equipment was located in California. The following table sets forth investment in direct financing leases and notes:

	June 30,	December 31,
	2006	2005
Direct financing leases	$78,684,108	$34,567,490
Notes receivable	16,190,648	3,321,277
	94,874,756	37,888,767
Allowance for possible losses	(200,000)	(130,000)
	$94,764,756	$37,758,767

The components of the net investment in direct financing leases for the periods indicated are as follows:

	June 30,	December 31,
	2006	2005
Total future minimum lease payments	$85,987,753	$37,102,220
Unearned rental income	(11,793,782)	(4,360,607)
Residuals, net of unearned residual income	4,490,137	1,825,877
	$78,684,108	$34,567,490

The following is a summary of the Fund’s allowance for possible losses for the period indicated:

	Six Months Ended June 30, 2006	Period Ended June 30, 2005
Allowance for possible losses, beginning of period	$130,000	$	−
Provision for credit losses	282,903		5,200
Net write offs	(212,903)		−
Allowance for possible losses, end of period	$200,000		$5,200

The future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes and operating leases at June 30, 2006 are as follows:

Years Ending June 30, 2006	Direct Financing Leases	Notes	Operating Leases	Total
2007	$29,020,585	$9,374,773	$4,078,280	$42,473,638
2008	23,930,409	1,444,029	3,425,132	28,799,570
2009	16,583,679	1,392,040	1,708,365	19,684,084
2010	10,240,644	1,410,120	983,589	12,634,353
2011	3,733,519	1,215,760	212,191	5,161,470
Thereafter	2,478,917	1,353,926	19,943	3,852,786
	$85,987,753	$16,190,648	$10,427,500	$112,605,901

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
(unaudited)

NOTE 6 − OTHER ASSETS

As of June 30, 2006 and December 31, 2005, other assets include $535,886 and $302,730, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of June 30, 2006 and December 31, 2005 is $45,242 and $23,287, respectively.

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to July 2013. The interest rate swap agreements fix the interest rate on this facility at 5.89% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods in 2007 and 2008. The terms of the Funds’ credit facility with WestLB includes financial covenants related to the Fund's net worth and leverage used. As of June 30, 2006, the Fund is in compliance with all such covenants.
	$70,977,856	$34,511,800

Note Payable to General Partner, dated June 30, 2006 collateralized by specific lease receivable. The note has a maturity date of July 31, 2006 and accrues interest at 8% per annum. The note was paid in July 2006.	12,337,924	−
Total outstanding debt	$83,315,780	$34,511,800

The debt maturity for each of the succeeding twelve month periods ending June 30, and thereafter, is as follows:

2007	$33,299,929
2008	19,248,245
2009	13,810,757
2010	9,274,725
2011	4,196,116
Thereafter	3,486,008
$83,315,780

NOTE 8 - INVESTMENTS PURCHASE, NOT SETTLED

On June 30, 2006, the Fund invested in $8,023,750 of notes receiavable for which payment was not yet due.  Payment of this liability is paid as the investments settle in July and August 2006.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
(unaudited)

NOTE 9 - DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise, causing an increase in the Fund’s borrowing costs. When the Fund originates financings, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost it will pay when it funds those leases loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

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

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

At June 30, 2006 and December 31, 2005, the notional amounts of the interest rate swaps were $70,043,055 and $34,172,300, respectively. For the six months ended June 30, 2006, the Fund had an unrealized gain of $618,800 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the six months ended June 30, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of June 30, 2006, $319,058 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

NOTE 10 − TRANSACTIONS WITH AFFILIATES

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

Anthem Securities receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 7% of the proceeds of each unit sold by it. Anthem Securities did not sell any units through June 30, 2006.

The General Partner receives a fee for assisting the Fund in acquiring equipment for lease and portfolios of equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolios of equipment subject to existing equipment financing.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
(unaudited)

NOTE 10 − TRANSACTIONS WITH AFFILIATES − (Continued)

The General Partner is entitled to receive a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases, as defined in the partnership agreement, or 2% of gross rental payments for full payout leases, or a competetive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s five-year investment period, the management fee will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No sales were arranged and, therefore, no commissions were paid during the six months ended June 30, 2006.

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No equipment was re-leased and, therefore, no re-lease commissions were paid during the six months ended June 30, 2006.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Acquisition fees	$626,825	$121,097	$1,353,161	$121,097
Asset management fees	$179,349	$14,354	$321,928	$14,354
Organization and offering expense allowance	$464,129	$168,893	$760,067	$168,893
Reimbursed administrative expenses	$159,774	$102,261	$290,793	$102,261
Underwriting fees	$1,241,194	$480,295	$2,064,553	$480,295

Due to related parties, net as of June 30, 2006 and December 31, 2005 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2006
(unaudited)

NOTE 11 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

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

NOTE 12 − COMPREHENSIVE INCOME

Comprehensive income includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging gains.

NOTE 13 − NET INCOME PER LIMITED PARTNERSHIP UNIT

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

OVERVIEW

We are Lease Equity Appreciation Fund II, L.P. (the "Fund"), a Delaware limited partnership formed on March 30, 2004. Our general partner is LEAF Financial Corporation (“the General Partner” or “LEAF”). LEAF is a subsidiary of Resource Leasing, Inc., a wholly-owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and equipment finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our general partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005. We will continue to offer and sell our limited partner interests (our “units”) until December 21, 2006, or until we receive our maximum subscription proceeds of $60.0 million (600,000 units) whichever occurs first. As of June 30, 2006, we had sold subscriptions for 337,989 limited partner units ($33,695,632).

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, furniture, heating, ventilation and air conditioning equipment, medical equipment and telecommunications equipment and industrial equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by generally accepted accounting principles in the United States of America. Under the direct financing method of accounting interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.

Our offering began on December 22, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of June 30, 2006, our portfolio contained 2,423 equipment leases with 2,114 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of June 30, 2006, we had a net investment of $10,919,320 in equipment under operating leases and a net investment of $94,874,756 in direct financing leases and notes for a total investment in equipment financing assets of $105,794,076. Our average original equipment cost per equipment financing transaction was $48,962 and $49,820, as of June 30, 2006 and December 31, 2005, respectively. As of June 30, 2006 and December 31, 2005, the average initial term of our financings was 45 months and 47 months, respectively. As of June 30, 2006, 12% and 13% of our equipment was located in California and Pennsylvania, respectively. As of December 31, 2005, 14% of our equipment was located in California.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2006, our outstanding debt was $83,315,780.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	June 30 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Computers	$33,128	34.9%	Computers	$12,975	34.2%
Medical Equipment	21,223	22.4	Medical Equipment	6,794	17.9
Industrial Equipment	12,162	12.8	Industrial Equipment	6,087	16.1
Office Equipment	4,578	4.8	Office Equipment	2,789	7.4
Software	3,777	4.0	Software	2,536	6.7
Restaurant Equipment	3,216	3.4	Building systems	1,877	5.0
Garment Care	2,390	2.5	Restaurant Equipment	1,469	3.9
Building systems	2,150	2.3	Garment Care	1,570	4.1
Communications	1,830	1.9	Communications	980	2.6
Agriculture	10,421	11.0	Agriculture	812	2.1
	$94,875	100.0%		$37,889	100.0%

Operating Leases

	June 30 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Communications	$2,223	20.4%	Communications	$1,248	28.6%
Office Equipment	1,679	15.4	Office Equipment	1,111	25.5
Computers	3,835	35.1	Industrial Equipment	1,070	24.5
Industrial Equipment	2,128	19.5	Computers	646	14.8
Medical Equipment	915	8.4	Medical Equipment	255	5.9
Agriculture	58	0.5	Building Systems	29	0.7
Building Systems	81	0.7	Agriculture	−	−
	$10,919	100.0%		$4,359	100.0%

    The following schedules detail the type of business by standard industrial classification that leases our equipment as of June 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$53,718	56.6%	Services	$21,398	56.4%
Retail Trade	14,447	15.2	Retail Trade	4,543	12.0
Manufacturing	7,460	7.9	Manufacturing	2,900	7.7
Public Administration	6,330	6.7	Wholesale Trade	2,087	5.5
Construction	2,829	3.0	Finance/Insurance/Real Estate	1,458	3.8
Wholesale Trade	2,433	2.6	Transportation/Communication/Energy	1,430	3.8
Transportation/Communication/Energy	2,580	2.7	Construction	1,218	3.2
Finance/Insurance/Real Estate	1,938	2.0	Public Administration	912	2.4
Agriculture/Forestry/Fishing	3,082	3.2	Agriculture/Forestry/Fishing	865	2.3
Other	58	0.1	Other	1,078	2.9
	$94,875	100.0%		$37,889	100.0%

Operating Leases

	June 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$5,087	46.6%	Services	$1,664	38.1%
Construction	1,995	18.3	Construction	977	22.4
Manufacturing	1,074	9.8	Manufacturing	683	15.7
Public Administration	809	7.4	Mining	281	6.5
Finance/Insurance/Real Estate	476	4.4	Finance/Insurance/Real Estate	264	6.1
Retail Trade	852	7.8	Retail Trade	215	4.9
Wholesale Trade	270	2.5	Wholesale Trade	105	2.4
Transportation/Communication/Energy	263	2.4	Public Administration	92	2.1
Agriculture	93	0.8	Transportation/Communication/Energy	78	1.8
	$10,919	100.0%		$4,359	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of June 30, 2006, our credit evaluation indicated the need for an allowance for possible losses on our finance assets of $200,000.

Results of Operations

We commenced our operations on April 14, 2005. The results of operations discussed below are for the three and six months ended June 30, 2006 and for the period April 14, 2005 to June 30, 2005 (hereafter referred to as the period ended June 30, 2005). On June 21, 2005, we obtained a $75.0 million credit facility with WestLB, which was increased to $150 million on June 30, 2006. This facility will allow us to leverage our equity to acquire additional equipment financings. Under the terms of the WestLB credit facility, we can leverage our equity 7.5 to 1.

Revenues − Three and Six Months Ended June 30, 2006

Revenues increased to $2,306,243 and $3,945,400 for the three and six months ended June 30, 2006, respectively, as compared to $54,124 to the three and six month periods ended June 30, 2005. Our investment in equipment financing assets increased to $105,594,076 as of June 30, 2006 as compared to $5,898,622 as of June 30, 2005, an increase of $99,695,454. As of June 30, 2006, we raised $33,695,632 through the sale of partnership units as compared to $4,809,985 as of June 30, 2005, an increase of $28,885,647. These increases are a result of commencing operations upon our breaking escrow in April 2005, raising additional equity via the sale of partnership units and establishing the $75.0 million (increased to $150.0 million in June 2006) WestLB debt facility in June 2005. We expect our revenues to increase as we continue to acquire more equipment finance assets from our General Partner. Our offering period will end during the fourth calendar quarter of 2006.

Expenses − Three and Six Months Ended June 30, 2006

Operating expenses increased to $2,419,025 and $3,970,555 for the three and six months ended June 30, 2006, respectively, as compared to the prior year period. These increases are a result of commencing operations on April 14, 2005. We expect our operating expenses to increase as our portfolio of equipment financings increases.

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

The following table sets forth our sources and uses of cash for the period indicated:

	Six Months Ended June 30,
	2006	2005
Net cash provided by operating activities	$2,344,007	$125,079
Net cash used in investing activities	(56,302,111)	(5,903,822)
Net cash provided by financing activities	66,337,860	6,495,370
Increase in cash	$12,379,756	$716,627

Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facility. We renewed and increased our credit facility from $75.0 million to $150.0 million on June 30, 2006, which will allow us to leverage the additional equity raised. Our debt to equity ratio was 2.9 to 1 at June 30, 2006. Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facility with WestLB include financial covenants. As of June 30, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that our WestLB line of credit is not renewed in June 2007, we would seek to obtain an alternative credit facility with comparable terms.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. At June 30, 2006, our credit evaluation indicated the need for an allowance for possible losses of $200,000. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

During the six months ended June 30, 2006, we acquired $63.6 million in leases and notes which was funded by $57.3 million of debt, and $6.3 million of our cash.

Partner’s distributions paid for the six months ended June 30, 2006 were $701,849. Distributions to partners were 8% of invested capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, our outstanding debt totaled $83,315,780 which consisted of fixed rate debt of $12,337,924 and variable rate debt of $70,977,856. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate at 5.89% on a weighted average basis.

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

There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our limited partner units are not publicly traded. As of June 30, 2006, we had 534 limited partners.

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

The following table shows the use of proceeds from the offering since the effective date of the registration statement through June 30, 2006.

Offering proceeds	$33,695,632
Expenses:
Sales commissions (1)	$2,262,673
Underwriting fees (1)	978,598
Organization and offering expenses (2)	1,179,335
Public offering expenses	4,420,606

Net offering proceeds	29,275,026
Reserves	292,750
Total proceeds available for investment	$28,982,276

Use of proceeds for investment (estimated):
Used in operations (3)	1,514,558
Acquisition of lease portfolios (4)	10,365,853
Working capital	17,101,865

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.
(2)	Paid to the general partner.
(3)	The general partner was reimbursed $630,719 for operating expenses and asset management fees of $461,929.
(4)	Included are asset acquisition fees of $2,223,284 that were paid to our general partner.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.5	Second Amendment to WestLB AG Secured Loan Agreement
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

August 14, 2006	/s/ Crit DeMent CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

August 14, 2006	/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner