Form 10-Q
period 2006-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2006-11-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

		PAGE
PART I	FINANCIAL INFORMATION
ITEM 1.	Financial Statements
	Consolidated Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005	3
	Consolidated Statement of Operations Three and Nine Months Ended September 30, 2006 and Period from April 14, 2005 (Commencement of Operations) to September 30, 2005 (unaudited)	4
	Consolidated Statement of Partners’ Capital and Comprehensive Income For the Nine Months Ended September 30, 2006	5
	Consolidated Statement of Cash Flows For the Nine Months Ended September 30, 2006 and the Period from April 14, 2005 (Commencement of Operations) to September 30, 2005 (unaudited)	6
	Notes to Consolidated Financial Statements - September 30, 2006 (unaudited)	7- 16
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 - 23
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	23
ITEM 4.	Controls and Procedures	23

PART II	OTHER INFORMATION
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
ITEM 6.	Exhibits	24
SIGNATURES		25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(unaudited)	(audited)
ASSETS
Cash	$9,936,030	$1,033,939
Restricted cash	1,126,327	379,120
Accounts receivable	317,891	52,455
Due from lockbox	1,777,306	669,524
Investment in direct financing leases and notes, net	302,576,475	37,921,411
Investment in operating leases (net of accumulated depreciation of $2,443,369 and $244,903)	11,995,447	4,359,371
Fair value of interest rate swap	1,796,176	158,569
Other assets	1,682,322	308,277
	$331,207,974	$44,882,666

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$275,550,807	$34,511,800
Accounts payable and accrued expenses	991,170	214,530
Due to related parties, net	1,241,864	69,946
Security deposits	2,460,437	313,517
Total liabilities	280,244,278	35,109,793
Partners’ Capital	50,963,696	9,772,873
	$331,207,974	$44,882,666

The accompanying notes are an integral part of these financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from April 14, 2005 (commencement of operations) to September 30,
	2006	2005	2006	2005
Income:
Interest on equipment financings	$2,152,664	$279,704	$4,460,215	$331,449
Rental income	1,082,449	47,149	2,486,641	47,149
Gain (loss) on sale of equipment and lease dispositions, net	143,941	(1,192)	180,708	(1,313)
Other	165,210	17,039	362,100	19,539
	3,544,264	342,700	7,489,664	396,824

Expenses:
Interest expense	1,507,729	144,767	3,179,394	146,050
Depreciation on operating leases	890,221	37,875	2,062,281	37,875
Provision for credit losses	222,507	4,800	505,410	10,000
Management fee to related party	287,093	43,484	609,021	57,838
Administrative expense reimbursed to related party	202,870	106,639	493,663	208,900
General and administrative expenses	136,723	70,943	367,929	133,344
	3,247,143	408,508	7,217,698	594,007
Net Income (loss)	$297,121	$(65,808)	$271,966	$(197,183)

Weighted average number of limited partner units outstanding during the period	454,979	69,256	293,140	56,866
Net income (loss) attributed to limited partners per unit	$0.65	$(0.94)	$0.92	$(3.43)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive Income
	Amount	Units	Amount	Income	Total	Total
Balance, December 31, 2005	$(6,705)	120,015	$9,621,009	$158,569	$9,772,873
Limited Partners’ contributions	−	470,575	46,943,246	−	46,943,246
Offering costs related to the sale of Limited Partnership units	−	−	(6,203,012)	−	(6,203,012)
Cash distributions paid	(14,625)	−	(1,444,359)	−	(1,458,984)
Net income	2,720	−	269,246	−	271,966	$271,966
Unrealized gain on hedging derivative	−	−	−	1,637,607	1,637,607	1,637,607
Balance, September 30, 2006	$(18,610)	590,590	$49,186,130	$1,796,176	$50,963,696	$1,909,573

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,	Period from April 14, 2005 (commencement of operations) to September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$271,966	$(197,183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on sale of equipment and lease dispositions net	(180,708)	1,313
Depreciation	2,062,281	37,875
Provision for credit losses	505,410	10,000
Amortization of deferred financing costs	45,900	12,893
Changes in operating assets and liabilities:
Accounts receivable	(265,436)	(46,642)
Due from lockbox	(1,107,782)	(230,669)
Other assets	(1,163,326)	−
Accounts payable and accrued expenses	776,640	190,444
Due to related parties, net	1,171,918	222,772
Net cash provided by operating activities	2,116,863	803

Cash flows from investing activities:
Investment in direct financing leases and notes	(114,409,254)	(26,743,941)
Investment in equipment under operating leases	(9,698,357)	(1,973,824)
Proceeds from direct financing leases, net of earned income	22,472,711	991,690
Security deposits, net	2,146,920	−
Net cash used in investing activities	(99,487,980)	(27,726,075)

Cash flows from financing activities:
Increase in restricted cash	(747,207)	(351,552)
Increase in deferred financing costs	(256,619)	(361,016)
Proceeds from debt	83,605,876	23,899,341
Repayment of debt	(15,610,092)	(273,302)
Limited Partners’ capital contributions	46,943,246	8,400,027
Payment of offering costs incurred for the sale of partnership units	(6,203,012)	(1,113,818)
Partners’ distributions	(1,458,984)	(158,597)
Redemption of initial limited partners	−	(1)
Net cash provided by financing activities	106,273,208	30,041,082

Increase in cash	8,902,091	2,315,810
Cash, beginning of period	1,033,939	1,001
Cash, end of period	$9,936,030	$2,316,811

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”) and commenced operations on April 14, 2005. The General Partner is a subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and equipment finance sectors.

The General Partner and the initial limited partner capitalized the Fund. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% limited partnership interest. Upon the Fund breaking escrow on April 14, 2005, the initial limited partner withdrew as a limited partner and its capital contribution was returned. The Fund is managed by the General Partner. On October 13, 2006 the Fund reached its maximum subscription of 600,000 limited partner units ($60.0 million).

The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner. As of September 30, 2006, in addition to its 1% General Partnership interest, the General Partner also owns a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

The consolidated financial statements and notes thereto as of September 30, 2006 and for the three and nine months ended September 30, 2006 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 may not necessarily be indicative of the results of operations for the full year ending December 31, 2006.

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II LLC and LEAF II B SPE, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying financial statements and related notes present the Fund’s consolidated financial position as of September 30, 2006 and December 31, 2005 and the results of its consolidated operations, cash flows, and changes in partner’s capital for the three months ended September 30, 2005 and the period from commencement of operations on April 14, 2005 through September 30, 2005 (hereafter referred to as the period ended September 30, 2005) and for the three and nine months ended September 30, 2006.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2006
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

The Fund’s allowance for possible losses is primarily based on factors which include the General Partner’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Fund to concentrations of credit risk, consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of September 30, 2006, the Fund had deposits at two banks totaling $10,111,574 of which $9,911,574 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2006
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment.

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the nine months ended September 30, 2006.

Notes Receivable. For term loans, the investment in notes receivable consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2006
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Supplemental Disclosure of Cash Flow Information

Information for the nine months and period ended September 30, 2006 and 2005, respectively, is as follows:

	2006	2005
Cash paid for:
Interest	$2,933,047		$91,150
Non-cash activities:
Purchase of financing assets from Merrill Lynch Equipment Finance	$173,043,223	$	−
Revolving line of credit Merrill Lynch Commercial Finance Corporation	$173,043,223	$	−

Transfers of Financial Assets

In connection with establishing its two revolving lines of credit the Fund formed bankruptcy remote special purpose entities, LEAF Fund II LLC and LEAF II B SPE, LLC, through which the financings are arranged. Under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, the Fund’s transfer of assets to the special purpose entities do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entities are included in the Fund’s consolidated balance sheets. The Fund’s leases, notes receivable and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

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

NOTE 3 - RESTRICTED CASH

Restricted Cash as of September 30, 2006 and December 31, 2005 consists of cash being held in reserve by the Fund’s lenders.

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with the Fund’s General Partner and other entities serviced by the General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2006
(unaudited)

NOTE 5 - INVESTMENT IN LEASES AND NOTES
    The Fund’s direct financing leases are generally for initial lease terms ranging from 24 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 8% to 11%. As of September 30, 2006 and December 31, 2005, the average initial term of the Fund's financings was 45 months and 47 months, respectively. As of September 30, 2006, 15% of the Fund's equipment was located in California. As of December 31, 2005, 14% of the Fund’s equipment was located in California. The following table sets forth investment in direct financing leases and notes:

	September 30,	December 31,
	2006	2005
Direct financing leases	$262,589,188	$34,730,134
Notes receivable	41,107,287	3,321,277
	303,696,475	38,051,411
Allowance for possible losses	(1,120,000)	(130,000)
	$302,576,475	$37,921,411

The components of the net investment in direct financing leases for the periods indicated are as follows:

	September 30,	December 31,
	2006	2005
Total future minimum lease payments	$290,118,904	$37,102,220
Unearned rental income	(34,042,314)	(4,197,963)
Residuals, net of unearned residual income	6,512,598	1,825,877
	$262,589,188	$34,730,134

The following is a summary of the Fund’s allowance for possible losses for the period indicated:

	Nine Months Ended September 30, 2006	Period Ended September 30, 2005
Allowance for possible losses, beginning of period	$130,000	$	−
Provision for credit losses	505,410		10,000
Allowance for possible losses, in connection with acquisition (see Note 7)	920,000		−
Net write offs	(435,410)		−
Allowance for possible losses, end of period	$1,120,000		$10,000

The future minimum payments to be received on non-cancelable direct financing leases, notes and operating leases at September 30, 2006 are as follows:

Years Ending September 30, 2006	Direct Financing Leases	Notes	Operating Leases	Total
2007	$102,421,365	$14,344,482	$4,713,372	$121,479,219
2008	83,023,817	6,357,720	3,632,567	93,014,104
2009	56,703,369	6,171,442	1,789,332	64,664,143
2010	31,768,218	5,831,628	953,195	38,553,041
2011	10,304,588	4,138,891	133,404	14,576,883
Thereafter	5,897,547	4,263,124	16,141	10,176,812
	$290,118,904	$41,107,287	$11,238,011	$342,464,202

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2006
(unaudited)

NOTE 6 − OTHER ASSETS

As of September 30, 2006 and December 31, 2005, other assets include $513,449 and $302,730, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2006 and December 31, 2005 is $69,187 and $23,287, respectively.

NOTE 7 − EQUIPMENT FINANCE PORTFOLIO ACQUISTION

    On September 28, 2006 the Fund purchased a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch Pierce Fenner & Smith Incorporated, (“ML”). The purchase was funded with $18.7 million of cash and $173.0 million of debt borrowed from ML. This portfolio was previously serviced by the Fund’s General Partner. The purchase price was recorded at the Fund’s cost which is equal to the estimated fair value of the assets acquired. The Fund established an allowance for future credit losses of $920,000, based on the aging of the portfolio at the time of acquisition. If credit losses incurred in the future on the acquired portfolio exceed the initial allowance such losses will be charged to operations when a loss becomes known. In connection with this portfolio purchase, the Fund entered into a secured revolving line of credit with ML, with an aggregate borrowing limit of $200.0 million collateralized by the portfolio. Interest on this facility is calculated at LIBOR plus 0.95% per annum (see Note 8). The Fund has agreed with ML to securitize the acquired portfolio provided market conditions are favorable to the Fund. The following is a summary of the net assets acquired:

Total future minimum lease and note payments	$212,805,000
Unearned rental income	(24,612,000)
Residuals, net of unearned residual income	2,069,000
Allowance for bad debt	(920,000)
Net investment in direct financing leases and notes	189,342,000
Equipment under operating leases	351,000
Other assets acquired, net:
Due from lockbox	1,108,000
Property taxes receivable	1,040,000
Security deposits, cash account	1,513,000
Security deposits, net of receivables	(1,652,000)
2,009,000
Net assets acquired	191,702,000
Less: Debt incurred	173,043,000
Net cash paid at closing	$18,659,000

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2006
(unaudited)

NOTE 8 - DEBT

The table below summarizes the Fund’s debt as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. As of September 30, 2006, the interest rate swap agreements terminate on various dates ranging from December 2010 to September 2013. As of September 30, 2006, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.07% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods in 2007 and 2008. The terms of the Funds’ credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used. As of September 30, 2006, the Fund is in compliance with all such covenants
	$102,507,584	$34,511,800

Merrill Lynch Commercial Finance Corporation revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into an interest rate swap agreement. As of September 30, 2006, the interest rate swap agreement fixes the interest rate on the outstanding balance at 5.36% and terminates in June 2013. Interest and principal are due monthly. The line of credit expires in February 2007.
	173,043,223	−
Total outstanding debt	$275,550,807	$34,511,800

The debt maturity for each of the succeeding twelve month periods ending September 30, and thereafter, is as follows:

2007	$84,327,717
2008	77,290,150
2009	56,051,594
2010	34,641,760
2011	13,963,180
Thereafter	9,276,406
$275,550,807

NOTE 9 − DERIVATIVE INSTRUMENTS

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
SEPTEMBER 30, 2006
(unaudited)

NOTE 9 − DERIVATIVE INSTRUMENTS − (Continued)

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

At September 30, 2006 and December 31, 2005, the notional amounts of the interest rate swaps were $277,419,454 and $34,172,300, respectively. For the nine months ended September 30, 2006, the Fund had an unrealized gain of $1,637,607 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the nine months ended September 30, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of September 30, 2006, $1,278,433 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

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

Anthem Securities receive an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. Anthem Securities will also receive sales commissions of 7% of the proceeds of each unit sold by it. Anthem Securities did not sell any units through September 30, 2006.

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
SEPTEMBER 30, 2006
(unaudited)

NOTE 10 − TRANSACTIONS WITH AFFILIATES − (Continued)

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the nine months ended September 30, 2006.

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No equipment was re-leased and, therefore, no re-lease commissions were paid during the nine months ended September 30, 2006.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended	Period Ended September 30,
	2006	2005	2006	2005
Acquisition fees	$546,359	$121,097	$1,899,520	$534,879
Asset management fees	$287,093	$43,484	$609,021	$57,838
Organization and offering expense allowance	$882,947	$125,103	$1,643,014	$293,995
Reimbursed administrative expenses	$202,870	$106,639	$493,663	$208,900
Underwriting fees	$756,812	$107,231	$1,376,703	$251,319

Due to related parties, net as of September 30, 2006 and December 31, 2005 represents net monies due to the General Partner for management fees, reimbursed expenses and other advances.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
SEPTEMBER 30, 2006
(unaudited)

NOTE 13 − NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is computed by dividing net income allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic income per limited partnership unit equals dilutive net income per limited partnership unit because there are no potential dilutive units.

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

OVERVIEW

We are Lease Equity Appreciation Fund II, L.P. (the "Fund"), a Delaware limited partnership formed on March 30, 2004. Our general partner is LEAF Financial Corporation (“the General Partner” or “LEAF”). LEAF is a subsidiary of Resource Leasing, Inc., a wholly-owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and equipment finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our general partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005. As of September 30, 2006, we had sold subscriptions for 590,590 limited partner units ($58.9 million). On October 13, 2006 the Fund reached its maximum subscription of 600,000 limited partner units ($60.0 million).

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical equipment, copiers, furniture, heating, ventilation and air conditioning equipment, telecommunications equipment and industrial equipment,. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by generally accepted accounting principles in the United States of America. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.

    Our offering began on December 22, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of September 30, 2006, our portfolio contained 11,137 equipment leases with 9,668 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of September 30, 2006, we had a net investment of $11,995,447 in equipment under operating leases and a net investment of $302,576,475 in direct financing leases and notes for a total investment in equipment financing assets of $314,571,922. Our average original equipment cost per equipment financing transaction was $38,769 and $49,820, as of September 30, 2006 and December 31, 2005, respectively. As of September 30, 2006 and December 31, 2005, the average initial term of our financings was 51 months and 47 months, respectively. As of September 30, 2006 and December 31, 2005, 15% and 14% of our equipment was located in California, respectively. No other state accounted for more than 10% of our equipment portfolio.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2006, our outstanding debt was $275,550,807.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Computers	$78,377	25.8%	Computers	$13,030	34.2%
Medical Equipment	68,183	22.5	Medical Equipment	6,823	17.9
Industrial Equipment	54,117	17.8	Industrial Equipment	6,113	16.1
Garment Care	19,544	6.4	Office Equipment	2,801	7.4
Office Equipment	18,530	6.1	Software	2,547	6.7
Software	14,157	4.7	Building systems	1,886	5.0
Restaurant Equipment	13,710	4.5	Garment Care	1,556	3.9
Communications	10,384	3.4	Restaurant Equipment	1,476	4.1
Building Systems	9,903	3.3	Communications	984	2.6
Other	16,791	5.5	Agriculture	815	2.1
	$303,696	___100.0%		$38,051	100.0%

Operating Leases

	September 30 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Computers	$3,646	30.4%	Communications	$1,248	28.6%
Industrial Equipment	3,275	27.2	Office Equipment	1,111	25.5
Communications	2,494	20.8	Industrial Equipment	1,070	24.5
Office Equipment	2,045	17.1	Computers	646	14.8
Medical Equipment	256	2.1	Medical Equipment	255	5.9
Building Systems	125	1.0	Building Systems	29	0.7
Garment Care	69	0.6		$4,359	100.0%
Agriculture	54	0.5
Software	31	0.3
	$11,995	100.0%

The following schedules detail the type of business by standard industrial classification that leases our equipment as of September 30, 2006 and December 31, 2005 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$168,033	55.3%	Services	$21,489	56.4%
Retail Trade	40,377	13.3	Retail Trade	4,563	12.0
Manufacturing	30,269	10.0	Manufacturing	2,913	7.7
Agriculture/Forestry/Fishing	10,353	3.4	Wholesale Trade	2,096	5.5
Wholesale Trade	10,310	3.4	Finance/Insurance/Real Estate	1,464	3.8
Transportation/Communication/ Energy	9,976	3.3	Transportation/Communication/ Energy	1,436	3.8
Finance/Insurance/Real Estate	9,301	3.1	Construction	1,223	3.2
Construction	9,235	3.0	Public Administration	916	2.4
Public Administration	1,909	0.6	Agriculture/Forestry/Fishing	868	2.3
Other	13,933	4.6	Other	1,083	2.9
	$303,696	100.0%		$38,051	100.0%

Operating Leases

	September 30, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$5,257	43.9%	Services	$1,664	38.1%
Construction	2,642	22.0	Construction	977	22.4
Manufacturing	1,032	8.6	Manufacturing	683	15.7
Retail Trade	844	7.0	Mining	281	6.5
Public Administration	609	5.1	Finance/Insurance/Real Estate	264	6.1
Finance/Insurance/Real Estate	492	4.1	Retail Trade	215	4.9
Wholesale Trade	415	3.5	Wholesale Trade	105	2.4
Transportation/Communication/ Energy	362	3.0	Public Administration	92	2.1
Agriculture	254	2.1	Transportation/Communication/ Energy	78	1.8
Other	88	0.7		$4,359	100.0%
	$11,995	100.00%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of September 30, 2006 and December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses on our equipment financing assets of $1,120,000 and $130,000, respectively.

Results of Operations

We commenced our operations on April 14, 2005. The results of operations discussed below are for the three and nine months ended September 30, 2006 and the three months ended September 30, 2005 and for the period April 14, 2005 to September 30, 2005 (hereafter referred to as the period ended September 30, 2005).

We have raised $46,943,246 from the sale of limited partner units for the nine months ended September 30, 2006 for a total amount raised of $58,023,101 during the offering period to September 30, 2006. The capital raised has allowed us to obtain $350.0 million in revolving credit facilities from two financial institutions that can be used to acquired leases and loans.

On September 28, 2006 the Fund purchased approximately $194.0 million of leases and loans from a subsidiary of Merrill Lynch Pierce Fenner & Smith Incorporated, (ML). In connection with this purchase agreement we entered into a revolving line of credit with ML, with an aggregate borrowing limit of $200.0 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus .95% per annum.

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Total revenues increased to $3,544,264 for the three months ended September 30, 2006 as compared to $342,700 for the three months ended September 30, 2005, an increase of $3,201,564 (934.2%). This increase is a result of commencing operations upon our breaking escrow in April 2005, raising additional equity via the sale of partnership units and establishing the $75.0 million (increased to $150.0 million in June 2006) WestLB debt facility in June 2005. Our revenues are expected to increase significantly in future periods from having full benefit from the September 28, 2006 acquisition of $194.0 million of equipment financings. The increase in revenues for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was a result of the following:

•
Interest income on equipment financings increased to $2,152,664 for the three months ended September 30, 2006 as compared to $279,704 for the three months September 30, 2005 an increase of $1,872,960 (669.6%). Our average net investments in financing assets increased to $118,265,040 for the three months ended September 30, 2006 as compared to $16,857,690 for the three months ended September 30, 2005, an increase of $101,407,350 (602.0%).

•
Rental income increased to $1,082,449 for the three months ended September 30, 2006 as compared to $47,149 for the three months ended September 30, 2005, an increase of $1,035,300 (2,159.8%). This increase is directly related to our increase in operating leases.

•
Gain on sale of equipment increased to $143,941 for the three months ended September 30, 2006 as compared to a loss of $1,192 for the three months ended September 30, 2005, an increase of $145,133 (12,175.6%). Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income increased to $165,210 for the three months ended September 30, 2006 as compared to $17,039 for the three months ended September 30, 2005, an increase of $148,171 (869.6%). Other income consists primarily of late fee income. Late fee income has increased due to the increase and aging of the equipment financing portfolio coupled with an increase in payment collection efforts.

    Total expenses increased to $3,247,143 for the three months ended September 30, 2006 as compared to $408,508 for the three months ended September 30, 2005, an increase of $2,838,635 (694.9%). We expect our operating expenses to increase as our portfolio of equipment financings increases. Our average debt increased to $95,699,421 for the three months ended September 30, 2006 as compared to $12,733,841 for the three months ended September 30, 2005, an increase of $82,965,580 (651.5%). This increase resulted in the following:

•
Interest expense increased to $1,507,729 for the three months ended September 30, 2006 as compared to $144,767 for the three months ended September 30, 2005, an increase of $1,362,962 (941.5%) due to our increase in average debt outstanding. Interest expense will increase significantly in future periods in proportion to the expected increase in revenues due to a full period of interest expense on the new Merrill Lynch credit facility.

•
Depreciation on operating leases increased to $890,221 for the three months ended September 30, 2006 as compared to $37,875 for the three months ended September 30, 2005, an increase of $852,346 (2,250.4%).

•
Our provision for credit losses increased to $222,507 for the three months ended September 30, 2006 as compared to $4,800 for the three months ended September 30, 2005, an increase of $217,707 (4,535.6%). The increase in our provision for credit losses is principally a result of the increase in our portfolio of equipment financings. We provide an adequate provision for credit losses that are likely to occur based on the size of our portfolio, a migration analysis of past due payments and economic conditions.

•
Management fees increased to $287,093 for the three months ended September 30, 2006 as compared to $43,484 for the three months ended September 30, 2005, an increase of $243,609 (560.2%). This increase is directly attributable to the increase in our portfolio of equipment financing assets.

•
Administrative expenses reimbursed to related party increased to $202,870 for the three months ended September 30, 2006 as compared to $106,639 for the three months ended September 30, 2005, an increase of $96,231 (90.2%). This increase is due to the increase in our portfolio of equipment financing assets.

•
General and administrative expenses increased to $136,723 for the three months ended September 30, 2006 as compared to $70,943 for the three months ended September 30, 2005, an increase of $65,780 (92.7%). This increase is principally related to increased legal costs associated with collection efforts.

Our net income (loss) for the three months ended September 30, 2006 and 2005 was $297,121 and ($65,808), respectively. The net income (loss) per limited partnership unit, after the loss allocated to our General Partner for the three months ended September 30, 2006 and 2005 was $0.65 and ($0.94), respectively, based on a weighted average number of limited partnership units outstanding of 454,979 and 69,256, respectively.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Total revenues increased to $7,489,664 for the nine months ended September 30, 2006 as compared to $396,824 for the nine months ended September 30 2005, an increase of $7,092,840 (1,787.0%). This increase is a result of commencing operations upon our breaking escrow in April 2005, raising additional equity via the sale of partnership units and establishing the $75.0 million (increased to $150.0 million in June 30, 2006) WestLB debt facility in September 2005. We expect our revenues to increase as we continue to acquire more equipment financing assets from our General Partner. The increase in revenues was a result of the following:

•
Interest income on equipment financings increased to $4,460,215 for the nine months ended September 30, 2006 as compared to $331,449 for the period ended September 30, 2005 an increase of $4,128,766 (1,245.7%). Our average net investments in financing assets increased to $87,745,687 for the nine months ended September 30, 2006 as compared to $10,658,699 for the nine months ended September 30, 2005, an increase of $77,086,988 (723.0%).

•	Rental income increased to $2,486,641 for the nine months ended September 30, 2006 as compared to $47,149 for the period ended September 30 2005, an increase of $2,439,492 (5,174.0%).

•
Gain on sale of equipment increased to $180,708 for the nine months ended September 30, 2006 as compared to a loss of $1,313 for the period ended September 30 2005, an increase of $182,021 (13,863.0%). Gain on sale of equipment may vary significantly from period to period.

•
Other income increased to $362,100 for the nine months ended September 30, 2006 as compared to $19,539 for the period ended September 30 2005, an increase of $342,561 (1,753.2%). Other income consists primarily of late fee income. Late fee income has increased due to the increase and aging of our equipment financing portfolio coupled with an increase in payment collection efforts.

      Total expenses increased to $7,217,698 for the nine months ended September 30, 2006 as compared to $594,007 for the period ended September 30 2005, an increase of $6,623,691 (1,115.1%). This increase is a result of commencing operations on April 14, 2005. Our average net investments in financing assets increased to $87,745,687 for the nine months ended September 30, 2006 as compared to $10,658,699 for the nine months ended September 30, 2005, an increase of $77,086,988 (723.0%).We expect our operating expenses to increase as our portfolio of equipment financings increases. Our average debt increased to $71,588,754 for the nine months ended September 30, 2006 as compared to $7,089,916 for the period ended September 30 2005, an increase of $64,498,838 (909.7%). The increases in our equipment financing and debt resulted in the following:

•
Interest expense increased to $3,179,394 for the nine months ended September 30, 2006 as compared to $146,050 for the period ended September 30 2005, an increase of $3,033,344 (2,076.9%) due to the increase in average debt outstanding.

•
Depreciation on operating leases increased to $2,062,281 for the nine months ended September 30, 2006 as compared to $37,875 for the period ended September 30 2005, an increase of $2,024,406 (5,345.0%).

•
Our provision for credit losses increased to $505,410 for the nine months ended September 30, 2006 as compared to $10,000 for the period ended September 30 2005, an increase of $495,410 (4,954.1%). The increase in our provision for credit losses is principally a result of the increase in our portfolio of equipment financings. We attempt to provide an adequate provision for credit losses that are likely to occur based on the size of our portfolio, a migration analysis of past due payments and economic conditions.

•
Management fees increased to $609,021 for the nine months ended September 30, 2006 as compared to $57,838 for the period ended September 30 2005, an increase of $551,183 (953.0%). This increase is directly attributable to the increase in our portfolio of equipment financing assets.

•
Administrative expenses reimbursed to related party increased to $493,663 for the nine months ended September 30, 2006 as compared to $208,900 for the period ended September 30 2005, an increase of $284,763 (136.3%). This increase is due to the increase in our portfolio of equipment financing assets.

•
General and administrative expenses increased to $367,929 for the nine months ended September 30, 2006 as compared to $133,344 for the period ended September 30 2005, an increase of $234,585 (175.9%).  This increase is principally related to increase in legal costs associated with collection efforts.

Our net income (loss) for the nine months ended September 30, 2006 and 2005 was $271,966 and ($197,183), respectively. The net income (loss) per limited partnership unit, after the loss allocated to our General Partner for the nine months ended September 30, 2006 and period ending September 30, 2005 was $0.92 and ($3.43), respectively, based on a weighted average number of limited partnership units outstanding of 293,140 and 56,866, respectively.

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through our credit facilities.

The following table sets forth our sources and uses of cash for the period indicated:

	Nine Months Ended September 30, 2006	Period Ended September 30, 2005
Net cash provided by operating activities	$2,116,863	$803
Net cash used in investing activities	(99,487,980)	(27,726,075)
Net cash provided by financing activities	106,273,208	30,041,082
Increase in cash	$8,902,091	$2,315,810

       Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. We renewed and increased our credit facility with WestLB from $75.0 million to $150.0 million on June 30, 2006. On September 28, 2006, we entered into a new $200 million revolving credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch). Interest on this facility is calculated at LIBOR plus .95% per annum. The WestLb increase and the Merrill Lynch line of credit has allow us to leverage the additional equity raised.

Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities include financial covenants. As of September 30, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. The Fund meets regularly with a various sources of capital in to ensure adequate, competitively priced capital is available.

Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. As of September 30, 2006 and September 30,2005, our credit evaluation indicated the need for an allowance for possible losses of $1,120,000 and $130,000, respectively. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

During the nine months ended September 30, 2006, we acquired $289.1 million in leases and notes which was funded by $256.6 million of debt, and $32.5 million of our cash.

Partner’s distributions paid for the nine months ended September 30, 2006 were $1,444,359. Distributions to partners were 8% of invested capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2006, our outstanding debt totaled $275,550,807, which consists of fixed rate debt of $102,507,584 and $173,043,223 with WestLB and Merrill Lynch, respectively. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on the WestLB and Merrill Lynch credit facilities at 6.07% and 5.36%, on a weighted average basis, respectively.

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

There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2006 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our limited partner units are not publicly traded. As of September 30, 2006, we had 1,399 limited partners.

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

The following table shows the use of proceeds from the offering since the effective date of the registration statement through September 30, 2006.

Offering proceeds	$58,922,691
Expenses:
Sales commissions (1)	$4,001,306
Underwriting fees (1)	1,735,410
Organization and offering expenses (2)	2,062,282
Public offering expenses	7,798,998

Net offering proceeds	51,123,693
Reserves	511,237
Total proceeds available for investment	$50,612,456

Use of proceeds for investment (estimated):
Used in operations (3)	2,141,246
Acquisition of lease portfolios (4)	42,229,689
Working capital	6,241,927

(1)	Paid to an affiliate of the general partner which is then remitted to third parties.
(2)	Paid to the general partner.
(3)	The general partner was reimbursed $833,589 for operating expenses and asset management fees of $749,022.
(4)	Included are asset acquisition fees of $2,769,643 that were paid to our general partner.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.6	Assignment, Assumption and Amendment Agreement among LEAF Equity Appreciation Fund II, L.P. and Merrill Lynch Equipment Finance LLC, dated September 29, 2006.
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

November 14, 2006	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

November 14, 2006	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner