Form 10-K
period 2006-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2007-03-30
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission file number 333-116595

LEASE EQUITY APPRECIATION FUND II, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1056194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)

(800) 819-5556
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	Not applicable

Securities registered pursuant to Section 12 (g) of the Act:
None

Title of Each Class
Not applicable

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

DOCUMENTS INCORPORATED BY REFERENCE
None

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K
			Page
PART I
	ITEM 1:	Business	3
	ITEM 1A:	Risk Factors	9
	ITEM 2:	Properties	19
	ITEM 3:	Legal Proceedings	19
	ITEM 4:	Submission of Matters to a Vote of Security Holders	19
PART II
	ITEM 5:	Market for Registrant's Common Equity and Related Stockholder Matters	20
	ITEM 6:	Selected Financial Data	21
	ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
	ITEM 7A:	Quantitative and Qualitative Disclosures about Market Risk	26
	ITEM 8:	Financial Statements and Supplementary Data	27
	ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
	ITEM 9A:	Controls and Procedures	42
	ITEM 9B:	Other Information	42
PART III
	ITEM 10:	Directors and Executive Officers of the Registrant	42
	ITEM 11:	Executive Compensation	44
	ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters	44
	ITEM 13:	Certain Relationships and Related Transactions	45
	ITEM 14:	Principal Accountant Fees and Services	45
PART IV
	ITEM 15:	Exhibits, Financial Statement Schedules	46
SIGNATURES			47
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities to Section 12 of the Act

Back to Index
Forward-Looking Statements

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS REGARDING EVENTS AND FINANCIAL TRENDS WHICH MAY AFFECT THE REGISTRANT’S FUTURE OPERATING RESULTS AND FINANCIAL POSITION. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE THE REGISTRANT’S ACTUAL RESULTS AND FINANCIAL POSITION TO DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH STATEMENTS. FOR A MORE COMPLETE DISCUSSION OF THE RISKS AND UNCERTAINTIES TO WHICH THE REGISTRANT IS SUBJECT; SEE ITEM 1A “RISK FACTORS.”

PART I

ITEM 1 − BUSINESS

We are Lease Equity Appreciation Fund II, L.P. (the "Fund"), a Delaware limited partnership formed on March 30, 2004. Our General Partner is LEAF Financial Corporation. We were initially capitalized by contributions of $1,000 and $1 by our General Partner and our original limited partner, respectively. We received our minimum subscription proceeds of $2 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our General Partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005. On October 13, 2006, the Fund reached its maximum subscriptions of 600,000 limited partner units ($59.9 million.)

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

Back to Index
Our Lease Portfolio

The following schedules detail the type, net investment (before the allowance for possible losses) and percentage of the various types of equipment leased by the Fund under direct financing leases and notes and operating leases (dollars in thousands):

Direct Financing Leases and Notes
	December 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Computers	$70,412	22.9%	Computers	$12,975	34.2%
Medical Equipment	69,632	22.6	Medical Equipment	6,794	17.9
Industrial Equipment	60,046	19.5	Industrial Equipment	6,087	16.1
Office Equipment	20,814	6.8	Office Equipment	2,789	7.4
Garment Care	19,463	6.3	Software	2,536	6.7
Restaurant Equipment	16,761	5.5	Building systems	1,877	5.0
Software	14,334	4.7	Restaurant Equipment	1,570	4.1
Communications	11,614	3.8	Garment Care	1,469	3.9
Building systems	9,930	3.2	Communications	980	2.6
Other	14,547	4.7	Agriculture	812	2.1
	$307,553	100.0%		$37,889	100.0%

Operating Leases
	December 31, 2006			December 31, 2005
Type of Equipment	Net Investment	Percentage	Type of Equipment	Net Investment	Percentage
Computers	$4,254	29.4%	Communications	$1,248	28.6%
Industrial Equipment	3,667	25.4	Office Equipment	1,111	25.5
Communications	2,780	19.3	Industrial Equipment	1,070	24.5
Office Equipment	2,247	15.6	Computers	646	14.8
Medical Equipment	858	5.9	Medical Equipment	255	5.9
Restaurant Equipment	237	1.6	Building systems	29	0.7
Building systems	154	1.1	Agriculture	−	−
Garment Care	69	0.5		$4,359	100.0%
Software	25	0.2
Other	148	1.0
	$14,439	100.0%

Back to Index

The following schedules detail the types of businesses, by standard industrial classification, that lease our equipment (dollars in thousands):

Direct Financing Leases and Notes
	December 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$167,652	54.5%	Services	$21,398	56.4%
Retail Trade	41,493	13.5	Retail Trade	4,543	12.0
Manufacturing	31,312	10.2	Manufacturing	2,900	7.7
Agriculture/Forestry/Fishing	12,958	4.2	Wholesale Trade	2,087	5.5
Transportation/ Communication/Energy	11,386	3.7	Finance/Insurance/Real Estate	1,458	3.8
Construction	11,169	3.6	Transportation/ Communication/Energy	1,430	3.8
Wholesale Trade	10,232	3.3	Construction	1,218	3.2
Finance/Insurance/Real Estate	9,533	3.1	Public Administration	912	2.4
Public Administration	1,248	0.4	Agriculture/Forestry/Fishing	865	2.3
Other	10,570	3.5	Other	1,078	2.9
	$307,553	100.0%		$37,889	100.0%

Operating Leases
	December 31, 2006			December 31, 2005
Type of Business	Net Investment	Percentage	Type of Business	Net Investment	Percentage
Services	$6,371	44.1%	Services	$1,664	38.1%
Construction	3,940	27.3	Construction	977	22.4
Manufacturing	1,613	11.2	Manufacturing	683	15.7
Public Administration	621	4.3	Mining	281	6.5
Wholesale Trade	494	3.4	Finance/Insurance/Real Estate	264	6.1
Finance/Insurance/Real Estate	481	3.3	Retail Trade	215	4.9
Transportation/ Communication/Energy	414	2.9	Wholesale Trade	105	2.4
Retail Trade	327	2.3	Public Administration	92	2.1
Agriculture/Forestry/Fishing	113	0.8
Other	65	0.4	Transportation/ Communication/Energy	78	1.8
	$14,439	100.0%		$4,359	100.0%

Back to Index
In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets. As of December 31, 2006 and 2005 our credit evaluation indicated the need for an allowance for possible losses of our lease assets of $1,121,300 and $130,000, respectively.

Our allowance for possible losses is as follows:

	December 31,
	2006	2005
Balance at beginning of year	$130,000	$	−
Provision for credit losses	1,028,886		130,000
Allowance for possible losses, in connection with acquisition	920,000		−
Net write-offs	(957,586)		−
Balance at end of year	$1,121,300		$130,000

Debt Facilities

On June 21, 2005, we obtained a $75.0 million credit facility with WestLB AG, New York Branch, (WestLB). This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. On June 30, 2006, we increased this facility to $150.0 million and reduced the interest cost to LIBOR plus 0.95% per annum. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to November 2013. As of December 31, 2006, the interest rate swap agreements fixed the interest rate on this facility at 6.08% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit is renewable for one year periods in 2007 and 2008. The terms of our credit facility with WestLB include financial covenants related to our net worth and leverage used. As of December 31, 2006, we were in compliance with all such covenants.

On September 28, 2006 we obtained a $200.0 million revolving credit facility with Merrill Lynch Commercial Finance Corporation (“Merrill Lynch”) in conjunction with our purchase of approximately $191.7 million in leases and loans from Merrill Lynch. The purchase was funded with $18.7 million of cash and $173.0 million of debt borrowed from Merrill Lynch. This revolving line of credit is collateralized by specific lease and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates, we entered into an interest rate swap agreement. As of December 31, 2006, the interest rate swap agreement fixed the interest rate on the outstanding balance at 5.45% and terminates on various dates ranging from June 2013 to January 2014. Interest and principal are due monthly. The line of credit expires in June 2007.

Back to Index
Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate to the conduct of our business.

Our General Partner and its affiliates receive substantial fees and other compensation from us such as:

•
our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner in the year ended December 31, 2006 and the period ended December 31, 2005 were $26,277 and $3,327, respectively;

•
our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2006 and period ended December 31, 2005 were $1,675,926 and $419,268, respectively;

•
our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the year ended December 31, 2006 and the period ended December 31, 2005 were $2,648,001 and $870,122, respectively;

•
our General Partner receives a subordinated annual asset management fee of either 4% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to the General Partner for the year ended December 31, 2006 and the period ended December 31, 2005 were $1,592,389 and $140,001, respectively;

•
our General Partner will receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our Limited Partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the year ended December 31, 2006 and the period ended December 31, 2005;

•
our General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the year ended December 31, 2006 and the period ended December 31, 2005;

•
our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to our General Partner for the year ended December 31, 2006 and the period ended December 31, 2005 were $871,074 and $339,926, respectively;

Back to Index

•
Anthem Securities, Inc., (“Anthem Securities”) which was the dealer-manager for the offering of our units and an affiliate of our General Partner, received an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of broker-dealers who sold the units in this offering. From this fee, Anthem Securities may reimburse selling broker-dealers up to 1% of the proceeds of each unit sold by them for marketing expenses. Anthem Securities received sales commissions of 7% of the proceeds of each unit sold by it. Underwriting fees paid to Anthem Securities for the year ended December 31, 2006 and the period ended December 31, 2005 were $1,404,932 and $358,707, respectively. Anthem Securities did not directly sell any units to investors and did not retain sale commissions for the year ended December 31, 2006 and the period ended December 31, 2005.

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

Employees

As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of LEAF Financial Corporation and/or its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of LEAF Financial Corporation and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner's affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.

Back to Index
ITEM 1A - RISK FACTORS

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

Our General Partner will have all management authority over us and our business. Therefore, our limited partners must be willing to entrust all aspects of our management to our General Partner. See “- Our limited partners have very limited voting rights and ability to control our business.”

Because the composition of our investment portfolio changes from time to time, our limited partners cannot evaluate our entire portfolio at any given time .

Our portfolio of equipment and notes changes from time to time. See “Item 2 - Properties”, below. We have not specifically identified all the equipment we will lease or all the persons to whom we will lease our equipment. For a general description of the strategies we apply in developing our portfolio, see “Item 1 - Business” above.

The composition of our investment portfolio depends on national and local economic conditions and the markets for equipment and equipment leases at the time we acquire the equipment. As a result, our limited partners cannot evaluate the risks of, or potential returns from, our entire portfolio at any given time.

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

Back to Index

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

We “leverage” the majority of the acquisition costs of our equipment through borrowing, including securitization financing. Our borrowings and securitization financings were approximately 91% of the aggregate acquisition costs of our equipment. However, we are not limited as to the amount of debt or securitization financing that we may incur. The actual amount will depend on our General Partner’s assessment of the availability of funds on acceptable terms and on the composition of our investment portfolio.

While leverage can enhance our return on invested capital, if the return on investments we finance fails to cover the fixed cost of the financings, or if the return is negative, our ability to make distributions will be impaired and the value of our net assets will decline more rapidly than would be the case in the absence of leverage. Also, as of December 31, 2006, the majority of our portfolio has been pledged as collateral for our financings, and we expect to continue to pledge most of our portfolio in the future. If we are unable to pay our debt service because of the failure of our lessees or borrowers to make lease payments, or due to other factors, we may lose the pledged collateral. In addition, in order to repay our financing we may be required to dispose of assets at a time we would otherwise not do so.

Back to Index
Cost reimbursements and significant fees we pay to our General Partner, and reserves our General Partner establishes, reduce our cash available for distribution.

Before making any distributions to our limited partners, we reimburse our General Partner for expenses incurred by it on our behalf during the related period. The amount of these expenses is determined by our General Partner subject to limitations set forth in our partnership agreement. In addition, our General Partner and its affiliates, provide services to us for which we will be charged substantial fees. Some fees will be paid without regard to the amount of distributions paid to our limited partners and regardless of the success or profitability of our operations. For example, our operating expenses, including administrative expense reimbursements to our General Partner, resulted in a loss to the program during 2005, because certain expenses had to be incurred by us even though we were in the start-up stage concerning our investment acquisitions and there is typically a time lag between incurring those expenses and our receipt of revenues from our investments. The compensation and fees of our General Partner and its affiliates were established by our General Partner and are not based on arm’s-length negotiations. Also approximately 19% of our offering proceeds were used to pay organization, offering and equipment acquisition fees to our General Partner and its affiliates, including sales commissions and certain other offering expenses paid to our General Partner or its affiliate, Anthem Securities, a portion or all of which were reallowed to the selling dealers. Also, our General Partner determines the amount of cash reserves that we maintain for future expenses or contingencies. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.

Our limited partners’ ability to dispose of their investment in us is limited.

We do not anticipate that a public market will develop for our units, and our partnership agreement imposes significant restrictions on our limited partners’ right to transfer their units. We have established these restrictions so that we will not be considered a publicly traded partnership, and thus taxed as a corporation for federal income tax purposes. As a consequence, our limited partners may not be able to sell or otherwise liquidate their units in the event of an emergency and if they were able to arrange a sale, the price they receive for their units will likely be at a substantial discount to the price they paid for their units. Also, our limited partners’ units probably will not be readily acceptable as collateral for loans. Our limited partners should be prepared to hold their units until at least the year 2014, which includes:

•	remaining portion of the five year reinvestment period; and

•	a subsequent period of approximately three years during which we will liquidate our assets.

As a result, our limited partners should view their investment in us as illiquid. Our limited partners should also consider that the 10 year period described above could be later than 2014 if we encounter unexpected difficulties in liquidating our investments.

Our limited partners have very limited voting rights and ability to control our business.

Unlike a holder of common stock in a corporation, our limited partners have only limited voting rights on matters affecting our business. For example, our limited partners have no right to elect our General Partner on an annual or other continuing basis. Instead, our General Partner may be removed only on the vote of limited partners holding a majority of our outstanding units. In this regard, our General Partner and its affiliates have purchased 1.6% of our limited partner units. These units were not included in the minimum subscriptions required for us to begin operations, but they do dilute our limited partners’ voting power. Under our partnership agreement, however, neither our General Partner nor any of its affiliates may participate in any vote by the limited partners to remove our General Partner as General Partner.

Back to Index
Our General Partner may be subject to various conflicts of interest arising out of its relationship to us.

We do not employ our own full-time officers, directors or employees. Instead, the officers, directors and employees of our General Partner and its affiliates supervise and control our business affairs, as well as the affairs of their other businesses. Therefore, they devote only the amount of time they think is necessary to conduct our business. Also, our partnership agreement does not prohibit our General Partner or its affiliates from investing in or acquiring equipment and equipment leases and they can engage in acquisitions, financing, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other partnerships. Our General Partner could be confronted with decisions whereby it would have an economic incentive to place its interests above ours. Any conflicts in determining and allocating investments between us and our General Partner, or between us and another program managed by our General Partner or its affiliates, will be resolved by the board of directors of our General Partner which will evaluate the suitability of all prospective lease acquisitions and financing transactions for investment by us.

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

We were formed in March 2004 by our General Partner and began operations on April 14, 2005. As a relatively new limited partnership, we have a short history of prior operations which our limited partners can use to help evaluate us and our units. Also, we cannot predict whether our operations will meet our stated investment objectives.

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

During the period ending five years after the completion of the current offering of our units, which was October 13, 2006, we have the right to reinvest revenue above the amounts necessary to pay our limited partners 8% annual distributions on their adjusted capital contribution in additional equipment for lease. Under our partnership agreement our limited partners’ “adjusted capital contribution” at any given time is the purchase price of their units reduced by certain distributions made to them which are deemed to be a return of capital. However, for the reasons described in this “Risk Factors” section, we may not be able to generate cash for reinvestment or even generate cash sufficient to pay our limited partners all or any part of an 8% annual distribution.

Back to Index
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

Back to Index
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

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than either we or our General Partner have, even though we sold the maximum number of units in the current offering of our units. Competition with these entities may:

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

A general economic slowdown in the United States during the first several years after we began operations April 14, 2005, could adversely affect our ability to invest the proceeds of the offering of our units as quickly as we would like to if businesses aggressively seek to reduce their costs. If this happens, our distributions to our limited partners during the initial period of our operations may be less than if the offering proceeds were fully invested in accordance with our timetable. An economic slowdown might also reduce interest rates. This may reduce the returns we can obtain on our leases and, as a consequence, the distributions we can make to our limited partners.

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

Back to Index
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

Although our General Partner has implemented security and protective measures, our General Partner's systems could still be vulnerable. Any damage or disruption to these systems could make us less attractive to customers as a source of equipment leases.

Our inability to obtain insurance for certain types of losses means we must bear the cost of any losses from the non-insurable risks.

While our equipment leases and notes will generally require lessees or borrowers to have comprehensive insurance on the equipment under lease and to assume the risk of loss, some losses may be either uninsurable or not economically feasible to insure, such as losses from war, earthquakes or terrorist acts. Furthermore, we can neither anticipate nor obtain insurance against all possible contingencies that may affect the equipment. If an event occurs for which we have no insurance, we could lose some or all of our investment in the affected equipment.

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

Back to Index
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

Our limited partners will be required to pay federal income taxes and, in some cases, state and local income taxes, on their share of our taxable income, whether or not they receive cash distributions from us. For example, to the extent that we repay the principal of any debt we incur with rental income, or with the proceeds of the sale of one of our investments, our limited partner’s taxable income from us could exceed the amount of cash that we distribute to them. This is because the repayment of the principal amount of a debt is not deductible for tax purposes, but it does reduce the amount of cash available for distribution to our limited partners. Thus, our limited partners may not receive cash distributions equal to their share of our taxable income or even equal to their tax liability resulting from that income.

Back to Index
Our lack of an advance ruling from the IRS as to our classification as a partnership or as to any other federal tax consequence of an investment in us may result in unforeseen tax consequences and increased tax liability.

Under current regulations, we will be classified as a partnership unless we elect to be treated as an association taxable as a corporation, which we will not do, or we are treated as a “publicly traded partnership,” which our tax counsel has opined we will not be. We have not sought an advance ruling from the IRS on our partnership status or on any other tax consequence of an investment in us. As a result, the IRS may have a different interpretation on our status as a partnership or on any other material federal income tax issue relating to an investment in us, which may have adverse tax consequences to our limited partners. As an example, see the discussion in “-If the IRS classifies us as a corporation, our limited partners will lose tax benefits,” below. However, the fact that we are not seeking an advance ruling on our partnership status will have no effect on our classification. If, in fact, our units subsequently become publicly tradable, for example, an earlier advance ruling from the IRS to the contrary would not protect us from being treated as a “publicly traded partnership” at a later date, nor would our counsel’s opinion which, in any event, is not binding on the IRS or the courts.

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

Back to Index
Our limited partners will likely be subject to state and local taxes as a result of purchasing our units.

Our limited partners will likely be subject to state and local taxes imposed by the various jurisdictions in which we do business or own property. We own assets and do business in Delaware, because we are a Delaware limited partnership, which currently imposes a personal income tax. It is the responsibility of our limited partners to file all of their personal federal, state and local tax returns. Our counsel has not given any opinion on the state or local tax consequences of an investment in us.

An audit of our information return by the IRS may result in adjustments to our limited partners’ personal income tax returns and, possibly, an audit of their returns.

We incurred a tax loss during the period ending December 31, 2005, and although we did not incur a tax loss for the year ended December 31, 2006, we anticipate incurring tax losses during at least the next few years due primarily to the amount of borrowing we have and will incur to build our portfolio. These borrowings will increase our tax deductions for interest expense and depreciation disproportionately to our capital contributions from our limited partners. Also, after we applied to the IRS for registration as a tax shelter, as that term was defined for that purpose, the tax shelter registration rules were repealed. Instead, we may be required to file disclosure reports with the IRS and its Office of Tax Shelter Analysis if our activities and their tax results cause us to fall within the definition of a “reportable transaction” under the Internal Revenue Code and the Treasury Regulations. Any of these filings with the IRS may increase the risk of an IRS audit of our federal information income tax returns. If an audit by the IRS of our federal information income tax return results in adjustments to our return, our limited partners may have to adjust their individual federal income tax returns as well. This might also result in an examination of our limited partners’ returns by the IRS, which could cover items unrelated to their investment in us, including their returns for prior years.

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

Back to Index
Tax-exempt organizations will have unrelated business taxable income from their investment.

Tax-exempt organizations are subject to tax on unrelated business taxable income (“UBTI”). Our leasing income generally will constitute UBTI to our limited partners that otherwise are tax-exempt.

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

ITEM 2 − PROPERTIES

We do not own or lease any real property.

ITEM 3 − LEGAL PROCEEDINGS

We are not subject to any pending legal proceedings.

ITEM 4 − SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our Limited Partners during the fourth quarter of the year ended December 31, 2006.

Back to Index
PART II

ITEM 5 − MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our limited partner units are not publicly traded. As of December 31, 2006, we had 1,419 limited partners.

The offering of our limited partnership interests was pursuant to a registration statement (File No. 333-116595) that was made effective by the Securities and Exchange Commission on December 22, 2004. We broke escrow on April 14, 2005 and reached our maximum subscriptions of 600,000 limited partner units ($59.9 million) on October 13, 2006.

The following table shows the use of our offering proceeds breaking escrow on April 14, 2005 through December 31, 2006.

Offering proceeds	$59,863,676
Expenses:
Sales commissions (1)	4,067,175
Underwriting fees (1)	1,763,639
Organization and offering expenses (2)	2,095,194
Public offering expenses	7,926,008

Net offering proceeds	51,937,668
Reserves	519,377
Total proceeds available for investment	$51,418,291

Use of proceeds for investment (estimated):
Used in operations (3)	$2,943,390
Acquisition of lease portfolios (4)	$45,998,047
Working capital	$2,476,854

(1)	Paid to Anthem Securities an affiliate of our General Partner which then remitted all of the sales commissions and a portion of the underwriting fees to third parties.
(2)	Paid to the General Partner.
(3)	The General Partner was reimbursed $1,211,000 for operating expenses and asset management fees of $1,732,390.
(4)	Included are asset acquisition fees of $3,518,123 that were paid to our General Partner.

Back to Index
ITEM 6 − SELECTED FINANCIAL DATA

The following selected financial data should be read together with our financial statements, the notes to our financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 in this report. The financial data for the period ended December 31, 2005 is for the period beginning with the commencement of our operations on April 14, 2005 through December 31, 2005; and, accordingly, we deem April 14, 2005 to be the commencement of our operations and we refer to the period from that date through December 31, 2005, as the period ended December 31, 2005.

	Year Ended December 31, 2006	Period Ended December 31, 2005
Revenues	$14,887,820	$1,193,648
Expenses	$14,756,416	$1,631,546
Net income (loss)	$131,404	$(437,898)
Distributions to Partners	$2,624,147	$332,280
Weighted average number of limited partnership units outstanding during the year	370,349	51,053
Net income (loss) per weighted limited partnership unit − basic and fully diluted	$0.35	$(8.49)

	As of December 31,
	2006	2005	2004
Total assets	$346,342,332	$44,720,022		$1,001
Net investment in direct financing leases and notes	$306,431,395	$37,758,767	$	−
Equipment under operating leases (net)	$14,438,652	$4,359,371	$	−
Debt	$291,117,763	$34,511,800	$	−
Partners’ capital	$50,478,790	$9,772,873		$1,001

Back to Index
ITEM 7 − MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

General

We are Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership that commenced operations on April 14, 2005. Our General Partner is LEAF Financial Corporation. LEAF Financial Corporation (“the General Partner” or “LEAF”), is a subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.

As of October 13, 2006, the date our offering period terminated, we had raised $59.9 million through the sale of 600,000 limited partner units.

We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical equipment, copiers, furniture, heating, ventilation and air conditioning equipment, telecommunications equipment and industrial equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.

We expect that the per unit equipment cost for leases we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing leases and operating leases as defined by generally accepted accounting principles in the United States of America. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note becomes less than 90 days delinquent.

Our offering began on December 28, 2004 and we broke escrow on April 14, 2005 (commencement of operations). The period from April 14, 2005 to December 31, 2005 is hereafter referred to as the period ended December 31, 2005. As of December 31, 2006 our portfolio contained 10,805 equipment leases with 9,224 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of December 31, 2006, we had a net investment of $14,438,652 in equipment under operating leases and a net investment of $306,431,395 in direct financing leases and notes for a total investment in equipment financing assets of $320,870,047.

Back to Index
Our average original equipment cost per equipment financing transaction was $41,685 and $49,820, as of December 31, 2006 and December 31, 2005 respectively. As of December 31, 2006 and December 31, 2005, the average initial term of our financing was 53 months and 47 months, respectively. As of December 31, 2006 and December 31, 2005, 15% and 14% of our equipment was located in California, respectively. No other state accounted for more than 10% of our equipment portfolio.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2006 our outstanding debt was $291,117,763.

Results of Operations

Year Ended December 31, 2006 Compared to the Period Ended December 31, 2005

Total revenues increased to $14,887,820 for the year ended December 31, 2006 as compared to $1,193,648 for the period ended December 31, 2005, an increase of $13,694,172 (1147.3%). This increase was primarily attributable to our increase in interest and rental income.

•
interest income increased to $9,876,417 for the year ended December 31, 2006 as compared to $861,534 for the period ended December 31, 2005, an increase of $9,014,883 (1046.4%). This increase is due to an increase in our equipment financing assets to $306,431,395 at December 31, 2006 as compared to $37,758,767 at December 31, 2005, an increase of $268,672,628 (711.6%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing and in addition to the purchase of a lease portfolio from Merrill Lynch.

•
rental income increased to $3,795,913 in the year ended December 31, 2006 as compared to $289,841 for the period ended December 31, 2005, an increase of $3,506,072 (1209.7%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing and in addition to the purchase of Merrill Lynch portfolio.

Total expenses increased to $14,756,416 for the year ended December 31, 2006 as compared to $1,631,546 for the period ended December 31, 2005, an increase of $13,124,870 (804.4%). This increase was primarily attributable to the following:

•
interest expense increased to $7,256,123 for the year ended December 31, 2006 as compared to $583,833 for the period ended December 31, 2005, an increase of $6,672,290 (1142.8%). This increase is due to our increase in debt incurred to acquire equipment financing assets. Debt increased to $291,117,763 at December 31, 2006 as compared to $34,511,800 at December 31, 2005, an increase of $256,605,963 (743.5%).

•
provision for credit losses increased to $1,028,886 in the year ended December 31, 2006 as compared to $130,000 for the period ended December 31, 2005, an increase of $898,886 (691.5%). The increase in our provision for credit losses is principally a result of the growth of our lease portfolio which was within our expectations. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
management fees increased to $1,592,389 in the year ended December 31, 2006 as compared to $140,001 for the period ended December 31, 2005, an increase of $1,452,388 (1037.4%). This increase is directly attributable to our growth in equipment financing assets, since management fees are paid based on lease payments received.

•
depreciation expense increased to $3,132,619 in the year ended December 31, 2006 as compared to $247,080 in the period ended December 31, 2005, an increase of $2,885,539 (1167.9%). This increase is due to increase in our assets under operating leases.

We had a net income of $131,404 and a net loss of ($437,898) for the year ended December 31, 2006 and the period ended December 31, 2005, respectively. The income (loss) per limited partnership unit after income (loss) allocated to our General Partner was $0.35 for the year ended December 31, 2006 and ($8.49) for the period ended December 31, 2005, based on a weighed average number of limited partnership units outstanding of 370,349 and 51,053 respectively.

Back to Index
Partners’ distributions paid during the year ended December 31, 2006 and the period ended December 31, 2005 were $2,624,147 and $332,280, respectively. Distributions to partners were 8% of invested capital.

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to investment in leases, are for debt service, operating expenses, and distribution to partners. In addition to cash generated from operations, we plan to meet our cash requirements through our operations and credit facilities.

The following table sets forth our sources and uses of cash for the periods indicated:

	Year Ended December 31, 2006	Period Ended December 31, 2005
Net cash used in operating activities	$(239,823)	$(475,877)
Net cash used in investing activities	(106,543,068)	(42,349,049)
Net cash provided by financing activities	119,959,428	43,857,864
Increase in cash	$13,176,537	$1,032,938

During the year ended December 31, 2006, we acquired $332.7 million in leases and notes which were funded by $297.7 million of debt and $35.0 million of our cash. During the year ended December 31, 2006, we raised $41.6 (net of offering costs) through the sales of limited partnership units. In September 2006 the Fund purchased from Merrill Lynch a portfolio of leases and loans, previously serviced by the Funds’ General Partner for approximately $191.7 million. The purchase price was funded with $18.7 million of cash and $173.0 million of debt borrowed from Merrill Lynch.

Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. We renewed and increased our credit facility with WestLB from $75.0 million to $150.0 million on June 30, 2006. On September 28, 2006, we entered into a new $200 million revolving credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch). Interest on each facility is calculated at LIBOR plus .95% per annum. The WestLB increase and the Merrill Lynch line of credit has allowed us to leverage the additional equity raised.

Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities include financial covenants. As of December 31, 2006, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. We meet regularly with various sources of capital in order to ensure that adequate, competitively priced capital is available.

Our liquidity could also be affected by higher than expected equipment lease defaults, result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults was sufficiently large, could result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets. As of December 31, 2006 and December 31, 2005, our credit evaluation indicated the need for an allowance for possible losses of $1,121,300 and $130,000, respectively. As our lease portfolio increases, we anticipate the allowance for possible losses will increase.

Back to Index

We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1A, “Risk Factors" and in this item in "Results of Operations,” and "Contractual Obligations and Commercial Commitments."

The decrease in cash used in operating activities is primarily due to the reduction to accrued expenses and amounts due to our General Partner in the year ended December 31, 2006 as compared to the period ended December 31, 2005.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of December 31, 2006.

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Long term debt	$291,117,763	$93,721,241	$136,334,635	$50,862,230	$10,199,657

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”) , which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year 2009. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  It establishes an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Fund's financial statements and the related financial statement disclosures.  SAB 108 is effective for the Fund's current fiscal year ending September 30, 2007. Management does not believe adoption of SAB 108 will have a material impact on the Fund's consolidated financial statements.

Critical Accounting Policies

Revenue Recognition

Our investment in financing assets consists of direct financing leases and notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and its various amendments and interpretations.

Back to Index
Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. Initial direct costs incurred in the consummation of the lease are capitalized as part of the investment in lease receivables and amortized over the lease term as a reduction of the yield.

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the year ended December 31, 2006 and the period ended December 31, 2005.

Notes Receivable. Our term loans, investment in notes receivable, consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all the other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

We generally discontinue the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.

Derivative Instruments and Hedging Activities. We account for our derivative instruments and hedging activities in accordance with SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 clarifies and amends SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At December 31, 2006 our outstanding debt totaled $291,117,763 which consists of a variable rate debt of $99,730,540 with WestLB facility and a variable rate debt of $191,387,223 with Merrill Lynch facility.

To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on WestLB facility at 6.08% and on Merrill Lynch facility at 5.45% on a weighted average basis. At December 31, 2006 and 2005, the notional amounts of the interest rate swaps were $287,147,034 and $34,172,300, respectively. The interest rate swap agreements terminate on various dates ranging from December 2010 to January 2014.

Back to Index

ITEM 8 − FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiary

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, partners’ capital and comprehensive loss and cash flows for the years ended December 31, 2006 and 2005 and for the period from March 30, 2004 (date of formation) to December 31, 2004. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund II, L.P. and subsidiary as of December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 and 2005 and for the period from March 30, 2004 (date of formation) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 23, 2007

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	December 31,
	2006	2005
ASSETS
Cash	$14,210,476	$1,033,939
Restricted cash	2,573,694	379,120
Accounts receivable	475,063	52,455
Due from lockbox	4,565,311	669,524
Investment in direct financing leases and notes, net	306,431,395	37,758,767
Investment in operating leases (net of accumulated depreciation of $3,577,319 and $244,903)	14,438,652	4,359,371
Fair value of interest rate swaps	1,803,043	158,569
Other assets	1,844,698	308,277
	$346,342,332	$44,720,022

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$291,117,763	$34,511,800
Accounts payable and accrued expenses	1,081,879	214,530
Security deposits	3,020,135	150,873
Due to related parties, net	643,765	69,946
Total liabilities	295,863,542	34,947,149
Partners’ Capital	50,478,790	9,772,873
	$346,342,332	$44,720,022

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM MARCH 30, 2004 (DATE OF FORMATION) TO DECEMBER 31, 2004

	Year Ended December 31,		Period from March 30, 2004 (Date of Formation) to December 31,
	2006	2005	2004
Income:
Interest on equipment financings	$9,876,417	$861,534	$	−
Rental income	3,795,913	289,841		−
Gain (loss) on sale of equipment and lease dispositions, net	457,861	(4,704)		−
Other	757,629	46,977		−
	14,887,820	1,193,648		−

Expenses:
Interest expense	7,256,123	583,833		−
Depreciation on operating leases	3,132,619	247,080		−
Provision for credit losses	1,028,886	130,000		−
Management fee to related party	1,592,389	140,001		−
Administrative expense reimbursed to related party	871,074	339,926		−
General and administrative expenses	875,325	190,706		−
	14,756,416	1,631,546		−
Net income (loss)	$131,404	$(437,898)	$	−

Weighted average number of limited partner units outstanding during the period	370,349	51,053		−
Net income (loss) per weighted average limited partner unit	$0.35	$(8.49)	$	−

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM MARCH 30, 2004 (DATE OF FORMATION) TO DECEMBER 31, 2004

	General Partner	Limited Partners			Accumulated Other Comprehensive	Partners’ Capital	Comprehensive (Loss) Income
	Amount	Units	Amount		Income (Loss)	Total	Total
Balance at March 30, 2004	$ −	−	$	−	$ −	$ −
General Partner Capital contribution	1,000	−		−	−	1,000
Initial Limited Partner contribution	−	−		1	−	1
Balance at December 31, 2004	1,000	−		1	−	1,001
Limited Partners’ contribution	−	120,015		11,979,445	−	11,979,445
Offering costs related to the sale of Limited Partnership units	−	−		(1,595,963)	−	(1,595,963)
Cash distributions paid	(3,327)	−		(328,953)	−	(332,280)
Redemption of initial Limited Partnership units	−	−		(1)	−	(1)
Net loss	(4,378)	−		(433,520)	−	(437,898)	$(437,898)
Unrealized gain on hedging derivative	−	−		−	158,569	158,569	158,569
Balance at December 31, 2005	(6,705)	120,015		9,621,009	158,569	9,772,873	$(279,329)
Limited Partners’ contribution	−	479,985		47,884,231	−	47,884,231
Offering costs related to the sale of Limited Partnership units	−	−		(6,330,045)		(6,330,045)
Cash distributions paid	(26,277)	−		(2,597,870)	−	(2,624,147)
Net income	1,314	−		130,090	−	131,404	$131,404
Unrealized gain on hedging derivative	−	−		−	1,644,474	1,644,474	1,644,474
Balance at December 31, 2006	$(31,668)	600,000		$48,707,415	$1,803,043	$50,478,790	$1,775,878

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD FROM MARCH 30, 2004 (DATE OF FORMATION) TO DECEMBER 31, 2004

	Year Ended December 31,		Period from March 30, 2004 (Date of Formation) to December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$131,404	$(437,898)	$ −
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of equipment and lease dispositions net	(457,861)	4,704	−
Depreciation	3,132,619	247,080	−
Provision for credit losses	1,028,886	130,000	−
Amortization of deferred financing costs	70,885	23,287	−
Changes in operating assets and liabilities:
Accounts receivable	(422,608)	(52,455)	−
Due from lockbox	(3,895,787)	(669,524)	−
Other assets	(1,268,529)	(5,547)	−
Accounts payable and accrued expenses	867,349	214,530	−
Due to related parties, net	573,819	69,946	−
Net cash used in operating activities	(239,823)	(475,877)	−
Cash flows from investing activities:
Investment in direct financing leases and notes	(146,381,503)	(38,982,715)	−
Investment in equipment under operating leases	(13,228,502)	(4,606,451)	−
Proceeds from direct financing leases, net of earned income	50,360,319	1,089,244	−
Security deposits, net	2,706,618	150,873	−
Net cash used in investing activities	(106,543,068)	(42,349,049)	−
Cash flows from financing activities:
Proceeds from debt	124,688,780	36,266,280	−
Repayment of debt	(41,126,040)	(1,754,480)	−
Increase in restricted cash	(2,194,574)	(379,120)	−
Increase in deferred financing costs	(338,777)	(326,017)	−
General Partner capital contribution	−	−	1,000
Limited Partners’ capital contributions	47,884,231	11,979,445	1
Payment of offering costs incurred for the sale of limited partnership units	(6,330,045)	(1,595,963)	−
Partners’ distributions	(2,624,147)	(332,280)	−
Redemption of initial limited partner units	−	(1)	−
Net cash provided by financing activities	119,959,428	43,857,864	1,001
Increase in cash	13,176,537	1,032,938	1,001
Cash, beginning of year	1,033,939	1,001	−
Cash, end of year	$14,210,476	$1,033,939	$1,001
The accompanying notes are an integral part of these consolidated financial statements.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”). LEAF Financial Corporation is a subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc. Resource America, Inc. (“RAI”) is a publicly-traded company (Nasdaq: REXI) operating in the real estate, financial fund management, and commerical finance sectors.

The General Partner and the initial limited partner capitalized the Fund. The General Partner contributed $1,000 to the Fund for a 1% partnership interest and the initial limited partner contributed $1 to the Fund for a 99% partnership interest. The Fund is managed by the General Partner. The offering began on December 28, 2004 and the Fund broke escrow on April 14, 2005 (commencement of operations). The period from April 14, 2005 to December 31, 2005 will hereafter be referred to as the year ended December 31, 2005. Upon the Fund breaking escrow on April 14, 2005, the initial limited partner withdrew as a limited partner and its capital contribution was returned. On October 13, 2006 the Fund reached its maximum subscription of 600,000 Limited Partners units ($59.9 million).

The General Partner owns a 1% General Partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner. As of December 31, 2006, in addition to its 1% General Partnership interest, the General Partner also owns a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Classification

Management believes that, consistent with the financial statement presentation of other equipment leasing companies, it is more appropriate to present the Fund’s consolidated balance sheets on a non-classified basis, which does not segregate assets and liabilities into current and non-current categories.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

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

Interest rate swaps are recorded at fair value based on market quotes from the swap counterparty bank. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2006, the Fund had deposits at two banks totaling $14,356,080 of which $14,156,080 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

Back to Index

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

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

Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2006 and 2005.

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

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Supplemental Disclosure of Cash Flow Information

Information for the years ended December 31, 2006 and 2005.

	2006	2005
Cash paid for:
Interest	$6,685,604		$508,317
Non-cash activities:
Purchase of financing assets from Merrill Lynch Equipment Finance	$173,043,223	$	−
Borrowings under revolving line of credit Merrill Lynch Commercial Finance Corporation	$173,043,223	$	−

Transfers of Financial Assets

In connection with establishing its revolving lines of credit, the Fund formed bankruptcy remote special purpose entities through which the financings are arranged. Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to the special purpose entity do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entity are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

Fair Value of Financial Instruments

For cash, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swaps counterparty banks.

It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables. They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer's assessment of the transaction's credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer's views of economic and industry conditions, the Fund’s and the buyer's tax considerations, and other factors.

NOTE 3 - RESTRICTED CASH

Restricted Cash as of December 31, 2006 and 2005 includes cash being held in reserve by the Fund’s lenders.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

NOTE 4 − DUE FROM LOCKBOX

Customer payments are deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

NOTE 5 - INVESTMENT IN LEASES AND NOTES

        The Fund’s direct financing leases are for initial lease terms ranging from 3 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable range from 7% to 13%. As of December 31, 2006 and 2005, 15% and 14% of equipment financing respectively, was located in California.

	December 31,
	2006	2005
Direct financing leases	$264,711,293	$34,567,490
Notes receivable	42,841,402	3,321,277
	$307,552,695	$37,888,767
Allowance for possible losses.	(1,121,300)	(130,000)
	$306,431,395	$37,758,767

The components of the net investment in direct financing leases as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
Total future minimum lease payments	$292,943,721	$37,102,220
Unearned rental income	(34,892,029)	(4,360,607)
Residuals, net of unearned residual income	6,659,601	1,825,877
	$264,711,293	$34,567,490

The following is a summary of the Fund’s allowance for possible losses for the years indicated:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Allowance for possible losses, beginning of period	$130,000	$	−
Provision for credit losses	1,028,886		130,000
Allowance for possible losses, in connection with acquisition	920,000		−
Net write-offs	(957,586)		−
Allowance for possible losses, end of period	$1,121,300		$130,000

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

NOTE 5 - INVESTMENT IN LEASES AND NOTES − (Continued)

At December 31, 2006, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows:

Annual Years Ending December 31,	Direct Financing Leases	Notes	Operating Leases	Total
2007	$105,999,824	$7,716,930	$5,733,427	$119,450,181
2008	83,357,716	8,084,316	4,092,088	95,534,120
2009	56,163,765	8,145,984	2,209,906	66,519,655
2010	30,105,384	7,572,546	1,135,894	38,813,824
2011	10,829,724	5,843,118	273,287	16,946,129
Thereafter	6,487,308	5,478,508	12,778	11,978,594
	$292,943,721	$42,841,402	$13,457,380	$349,242,503

NOTE 6 − OTHER ASSETS

As of December 31, 2006 and 2005, other assets include $570,622 and $302,730, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2006 and 2005 is $94,172 and $23,287, respectively.

NOTE 7 − EQUIPMENT FINANCE PORTFOLIO ACQUISTION

On September 28, 2006 the Fund purchased a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch Pierce Fenner & Smith Incorporated, (“ML”). The purchase was funded with $18.7 million of cash and $173.0 million of debt borrowed from ML. This portfolio was previously serviced by the Fund’s General Partner. The purchase price was recorded at the Fund’s cost which is equal to the estimated fair value of the assets acquired. The Fund established an allowance for possible future credit losses of $920,000, based on the aging of the portfolio at the time of acquisition. If credit losses incurred in the future on the acquired portfolio exceed the initial allowance such losses will be charged to operations when a loss becomes known. In connection with this portfolio purchase, the Fund entered into a secured revolving line of credit with ML, with an aggregate borrowing limit of $200.0 million collateralized by the portfolio. Interest on this facility is calculated at LIBOR plus 0.95% per annum. The Fund has agreed with ML to securitize the acquired portfolio provided market conditions are favorable to the Fund.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

NOTE 8 - DEBT

The table below summarizes the Fund’s debt as of December 31, 2006 and 2005:

	December 31,
	2006	2005
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to November 2013. As of December 31, 2006, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.08% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods in 2007 and 2008. The terms of the Fund’s credit facility with WestLB include financial covenants related to the Fund’s net worth and leverage used.
	$99,730,540	$34,511,800

Merrill Lynch Commercial Finance Corporation revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from June 2013 to January 2014. As of December 31, 2006, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.45%. Interest and principal are due monthly. The line of credit expires in June 2007.
	191,387,223	−
Total outstanding debt	$291,117,763	$34,511,800

The terms of our credit facilities have financial covenants related to our net worth and leverage. As of December 31, 2006, we were in compliance with all such covenants.
The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

2007	$93,721,241
2008	79,158,911
2009	57,175,724
2010	34,992,703
2011	15,869,527
Thereafter	10,199,657
$291,117,763

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

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

At December 31, 2006 and 2005, the notional amounts of the interest rate swaps were $287,147,034 and $34,172,300, respectively. For the years ended December 31, 2006 and 2005, the Fund had an unrealized gain of $1,644,474 and $158,569, on these interest rate swaps, respectively. Both are included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the year ended December 31, 2006 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2006, $1,195,050 of the $1,803,043 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

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

Anthem Securities received an underwriting fee of up to 3% of the offering proceeds for obtaining and managing the group of selling broker-dealers who will sell the units in the offering. (Anthem Securities also received sales commissions of 7% of the proceeds of each unit sold by the Selling Dealers.) Anthem Securities did not directly sell any units to the Fund’s Limited Partners through the term of the offering on October 13, 2006 through December 31, 2006.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

NOTE 10 − TRANSACTIONS WITH AFFILIATES − (Continued)

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

The General Partner receives a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the Limited Partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the period from April 14, 2005 (commencement of operations) to December 31, 2006.

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner receives a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the period from April 14, 2005 (commencement of operations) to December 31, 2006.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates as indicated:

	Year Ended December 31, 2006	Year Ended December 31, 2005
Acquisition fees	$2,648,001	$870,122
Asset management fees	$1,592,389	$140,001
Organization and offering expenses	$1,675,926	$419,268
Reimbursed administrative expenses	$871,074	$339,926
Underwriting fees	$1,404,932	$358,707

Due to related parties, as of December 31, 2006 and 2005 represents monies due to the General Partner for management fees and lease acquisition fees not yet paid.

Back to Index
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
December 31, 2006

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

Net income for any fiscal period during the reinvestment period (the period commencing October 13, 2006 and ending October 13, 2011) is allocated 99% to the Limited Partners and 1% to the General Partner. Income during the liquidation period, as defined in the Partnership Agreements, will be allocated first to the Partners in proportion to and to the extent of the deficit balances, if any, in their respective capital accounts. Thereafter, net income will be allocated 99% to the Limited Partners and 1% to the General Partner.

NOTE 12 − COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes net income and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses.

NOTE 13 − NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is computed by dividing net loss allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic income (loss) per limited partnership unit equals dilutive net income (loss) per limited partnership unit because there are no potential dilutive units.

Back to Index

ITEM 9. - CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Fund’s General Partner’s management, including its General Partner’s chief executive officer and chief financial officer, the General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of December 31, 2006, with respect to the Fund and, based on their evaluation, the chief executive officer and the chief financial officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information concerning us which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported by the Fund within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Fund’s General Partner’s management, including our General Partner’s chief executive officer and chief financial officer, as appropriate to allow for timely disclosure. There have been no significant changes in the Fund’s General Partner’s internal controls or in other factors with respect to us that could significantly affect these controls in the fourth quarter of 2006 and subsequent to the date of their evaluation.

ITEM 9B -OTHER INFORMATION

NONE

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund’s General Partner manages its activities. Unit holders do not directly or indirectly participate in the Fund’s management or operation or have actual or apparent authority to enter into contracts on the Fund’s behalf or to otherwise bind us. The Fund’s General Partner will be liable, as General Partner, for all of the Fund’s debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by us are specifically with recourse only to the Fund’s assets. Whenever possible, the Fund’s General Partner intends to make any of our indebtedness or other obligations with recourse only to the Fund’s assets.

As is commonly the case with limited partnerships, the Fund does not directly employ any of the persons responsible for its management or operation. Rather, the Fund’s General Partner’s personnel manage and operate our business. Officers of the Fund’s General Partner may spend a substantial amount of time managing the business and affairs of the Fund’s General Partner and its affiliates and may face a conflict regarding the allocation of their time between the Fund’s business and affairs and their other business interests.

The following table sets forth information with respect to the directors and executive officers of the Fund’s General Partner.

Name	Age	Position
Crit S. DeMent	54	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	47	President, Chief Operating Officer and Director
Jonathan Z. Cohen	36	Director
Alan D. Schreiber, M.D.	65	Director
Linda Richardson	59	Director
Robert K. Moskovitz	50	Chief Financial Officer and Treasurer
David H. English	57	Executive Vice President
Darshan V. Patel	36	General Counsel and Secretary
Daniel G. Courtney	44	Senior Vice President - Investment Programs

Back to Index
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

Back to Index

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

Code of Business Conduct and Ethics

Because the Fund does not directly employ any persons, it relies on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of the Fund’s General Partner, as well as to persons performing services for the Fund’s generally. You may obtain a copy of this code of ethics by a request to the Fund’s General Partner at LEAF Financial Corporation, 1818 Market Street, 9th Floor, Philadelphia, Pennsylvania 19103.

ITEM 11 - EXECUTIVE COMPENSATION

The Fund does not have, and does not expect to have, any employees as discussed in Item 10 - “Directors and Executive Officers of the Registrant.” Instead, the Fund’s management and day-to-day activities are provided by the employees of its General Partner and its affiliates. No officer or director of the Fund’s General Partner will receive any direct remuneration from the Fund. Those persons will receive compensation solely from the Fund’s General Partner or its other affiliates other than us.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED UNIT HOLDER MATTERS

(a)	The Fund had approximately 1,419 limited partners as of December 31, 2006.

(b)
In 2004, the Fund’s General Partner contributed $1,000 to its capital as the General Partner and received its General Partner interest in the Fund. As of December 31, 2006, the Fund’s General Partner owned 9,453 of the Fund’s limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of the Fund’s other limited partners.

(c)	The Fund knows of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

Back to Index
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For the year ended December 31, 2006, the Fund was charged management fees by its General Partner of $1,592,389. Our General Partner will continue to receive 3% or 4% of rental payments on equipment under operating leases and full payout leases, respectively, for management services performed on the Fund’s behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.

Our General Partner may also receive up to 3% of the proceeds from the sale of the Fund’s equipment for services and activities to be performed in connection with arranging for the sale of the Fund’s equipment after the expiration of lease. The payment of this sales fee is deferred until the Limited Partners have received cash distributions equal to the purchase price of their units plus an 8% cumulative compounded priority return.

Our General Partner shall apply distributable cash first at 1% to the Fund’s General Partner and 99% to the Limited Partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to the Fund’s General Partner and 99% to the Limited Partners. For the year ended December 31, 2006, the Fund’s General Partner received cash distributions of $26,277.

Our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing the Fund for registration or qualification under federal and state securities laws and subsequently offering and selling the Funds units. This expense allowance did not cover underwriting fees or sales commissions, but did cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2006 was $1,675,948.

Our General Partner received fees for acquiring the Fund’s equipment of 2% of the purchase price the Fund paid, including debt the Fund incurred or assumed in connection with the acquisition. Fees for acquiring the Fund’s equipment paid to the General Partner for the year ended December 31, 2006 was $2,648,001.

For the year ended December 31, 2006, we reimbursed the General Partner and its affiliates administrative expenses of $871,074.

Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq National Stock Market’s definition of “independent director” in evaluating whether any of our general partner’s directors are independent. Under this definition, the board of directors of our general partner has determined that Linda Richardson and Alan Schreiber are each an independent Director of our general partner.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by the Fund’s independent auditors, Grant Thornton, LLP in 2006 and 2005 for professional services rendered were $85,000 and $90,000, respectively.

Audit-Related Fees. We did not incur fees in 2006 for other services not included above.

Tax Fees. We did not incur fees in 2006 for other services not included above.

All Other Fees. We did not incur fees in 2006 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s audit committee is the audit committee for its indirect parent, Resource America, Inc., which reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Back to Index

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

10.4	First Amendment to WestLB AG Secured Loan Agreement (5)
10.4(a)	Second Amendment to WESTLB AG Secured Loan Agreement (6)
10.6	Assignment, Assumption and Amendment Agreement among LEAF Equity Appreciation Fund II, L.P. and Merrill Lynch Equipment Finance LLC, dated September 29, 2006. (7)
10.6(a)	amendment Agreement, dated as of January 29, 2007, among Equity Appreciation Fund II, L.P. and Merrill Lynch Commercial Finance Corp.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002..

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.
(2)	Filed previously on September 8, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(3)	Filed previously on August 15, 2005 as an exhibit to our Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.
(4)	Filed previously on December 27, 2005 in Post-Effective Amendment No. 1 to our Registration Statement as Appendix A to the prospectus and by this reference incorporated herein.
(5)	Filed previously on March 30, 2006 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.
(6)	Filed previously on May 15, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.
(7)	Filed previously on November 14, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and by this reference incorporated herein.

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

LEASE EQUITY APPRECIATION FUND II, L.P.

Date: March 30, 2007	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent CRIT S. DEMENT	Chairman of the Board, Chief Executive Officer of the General Partner	March 30, 2007

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 30, 2007

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer, Treasurer of the General Partner	March 30, 2007

/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	March 30, 2007

/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	March 30, 2007

/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	March 30, 2007

"Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the
Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act”

An annual report will be furnished to security holders subsequent to the filing of this report.

Back to Index