Form 10-Q
period 2007-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2007-05-15
CIK 1294154

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-116595
LEASE EQUITY APPRECIATION FUND II, L.P.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1056194

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)
(800) 819-5556
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash	$1,722	$14,210
Restricted cash	15,345	2,574
Accounts receivable	374	475
Due from lockbox	637	4,565
Investment in direct financing leases and notes, net	311,587	306,431
Investment in operating leases (net of accumulated depreciation of $4,611 and $3,577)	14,508	14,439
Fair value of interest rate swap	879	1,803
Other assets	1,484	1,845

	$346,536	$346,342

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$293,399	$291,118
Accounts payable and accrued expenses	1,053	1,081
Due to related parties, net	794	644
Security deposits	3,722	3,020

Total liabilities	298,968	295,863
Partners’ Capital	47,568	50,479

	$346,536	$346,342

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Income:
Interest on equipment financings	$5,786	$953
Rental income	1,451	570
Gain on sale of equipment and lease dispositions, net	57	30
Other	505	86

	7,799	1,639

Expenses:
Interest expense	4,231	696
Depreciation on operating leases	1,223	485
Provision for credit losses	1,115	17
Management fee to related party	942	143
Administrative expense reimbursed to related party	402	131
General and administrative expenses	677	79

	8,590	1,551

Net (loss) income	$(791)	$88

Weighted average number of limited partner units outstanding during the period	600,000	153,818

Net (loss) income attributed to limited partners per unit	$(1.30)	$0.56

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Loss
	Amount	Units	Amount	Income (loss)	Total	Total
Balance, December 31, 2006	$(32)	600,000	$48,708	$1,803	$50,479
Cash distributions paid	(12)		(1,184)		(1,196)
Net loss	(8)		(783)		(791)	$(791)
Unrealized loss on hedging derivatives				(924)	(924)	(924)

Balance, March 31, 2007	$(52)	600,000	$46,741	$879	$47,568	$(1,715)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(791)	$88
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions net	(57)	(30)
Depreciation	1,223	485
Provision for credit losses	1,115	17
Amortization of deferred financing costs	24	11
Changes in operating assets and liabilities:
Accounts receivable	101	(51)
Due from lockbox	3,929	292
Other assets	377	34
Accounts payable and accrued expenses	(28)	295
Due to related parties, net	150	99

Net cash provided by operating activities	6,043	1,240

Cash flows from investing activities:
Investment in direct financing leases and notes	(33,909)	(32,990)
Investment in equipment under operating leases, net	(1,285)	(3,326)
Proceeds from direct financing leases, net of earned income	27,689	2,871
Security deposits, net	702	273

Net cash used in investing activities	(6,803)	(33,172)

Cash flows from financing activities:
Proceeds from debt	31,736	30,655
Repayment of debt	(29,455)	(3,123)
Increase in restricted cash	(12,771)	(303)
Increase in deferred financing costs	(42)	(5)
General Partner capital contribution	—	1
Limited Partners’ capital contribution	—	8,454
Cash distributed to partners	(1,196)	(251)
Payment of offering costs incurred for the sale of limited partnership units	—	(1,119)

Net cash (used in) provided by financing activities	(11,728)	34,309

(Decrease) increase in cash	(12,488)	2,377
Cash, beginning of period	14,210	1,034

Cash, end of period	$1,722	$3,411

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
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
     The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner. As of March 31, 2007, in addition to its 1% General Partnership interest, the General Partner also owns a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
     The consolidated financial statements and notes thereto for the three months ended of March 31, 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts presented are in thousands unless otherwise indicated.
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
MARCH 31, 2007
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of March 31, 2007, the Fund had deposits in banks totaling $1.8 million of which $1.7 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
     Direct Financing Lease. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases and notes consists of the sum of the total future minimum contracted payments receivable and the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value expected to be realized at the end of the lease term over the cost of the related equipment. The Fund generally discontinues the recognition of revenue for direct financing leases for which payments are more than 90 days past due.
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2007.
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
Supplemental Disclosure of Cash Flow Information
     Information for the three months ended March 31, 2007 and 2006, respectively, is as follows (in thousands):

	2007	2006
Cash paid for:
Interest	$4,188	$633

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2007
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
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
     It is not practicable for the Fund to estimate the fair value of the Fund’s notes receivables. They comprise a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.
NOTE 3 – RESTRICTED CASH
     Restricted cash consists primarily of the cash reserve and cash held by the trustees related to the Fund’s debt facilities.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
MARCH 31, 2007
(unaudited)
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
NOTE 5 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7% to 12%. As of March 31, 2007 and December 31, 2006, the average initial term of the Fund’s financings was 54 months and 53 months, respectively. As of March 31, 2007 and December 31, 2006, 15% of the Fund’s equipment was located in California. The following table sets forth investment in direct financing leases and notes (in thousands):

	March 31,	December 31,
	2007	2006
Direct financing leases	$265,181	$264,711
Notes receivable	47,824	42,841

	$313,005	$307,552
Allowance for possible losses	(1,418)	(1,121)

	$311,587	$306,431

     The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

	March 31,	December 31,
	2007	2006
Total future minimum lease payments	$293,868	$292,944
Unearned rental income	(35,494)	(34,893)
Residuals, net of unearned residual income	6,807	6,660

	$265,181	$264,711

     The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Allowance for possible losses, beginning of period	$1,121	$130
Provision for credit losses	1,115	17
Net write offs	(818)	(7)

Allowance for possible losses, end of period	$1,418	$140

NOTE 6 – OTHER ASSETS
     As of March 31, 2007 and December 31, 2006, other assets include $589,000 and $571,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of March 31, 2007 and December 31, 2006 is $118,000 and $94,000 respectively. Amortization expense for the five twelve month periods ending March 31, 2008, 2009, 2010, 2011 and 2012 are $105,000, $107,000, $107,000, $107,000 and $107,000, respectively.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
March 31, 2007
(unaudited)
NOTE 7 - DEBT
     The table below summarizes the Fund’s debt as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to March 2014. As of March 31, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.09% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods in 2007 and 2008. The terms of the Funds’ credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used. As of March 31, 2007, the Fund is in compliance with all such covenants
	$110,975	$99,731

Merrill Lynch Commercial Finance Corporation revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus ..95% per annum. To mitigate fluctuations in interest rates the Fund has entered into an interest rate swap agreement. As of March 31, 2007, the interest rate swap agreement fixes the interest rate on the outstanding balance at 5.48% and terminates in January 2014. Interest and principal are due monthly. The line of credit expires in June 2007. The terms of the Funds’ credit facility with Merrill Lynch includes financial covenants related to the Fund’s leverage used. As of March 31, 2007, the Fund is in compliance with all such covenants
	182,424	191,387

Total outstanding debt	$293,399	$291,118

     The debt maturity for each of the succeeding twelve month periods ending March 31, and thereafter, are as follows (in thousands):

2008	$216,346
2009	28,394
2010	21,405
2011	14,283
2012	7,432
Thereafter	5,539

$293,399

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2007
(unaudited)
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
     At March 31, 2007 and December 31, 2006, the notional amounts of the interest rate swaps were $286.9 million and $287.1 million, respectively. For the three months ended March 31, 2007, the Fund had an unrealized loss of $924,000 on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the three months ended March 31, 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2007, $730,000 of the $879,000 in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.
NOTE 9 – TRANSACTIONS WITH AFFILIATES
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
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the three months ended March 31, 2007 and 2006.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2007
(unaudited)
NOTE 9 – TRANSACTIONS WITH AFFILIATES – (Continued)
     The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No equipment was re-leased and, therefore, no re-lease commissions were paid during the three months ended March 31, 2007 and 2006.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Acquisition fees	$554	$726
Asset management fees	$942	$143
Reimbursed administrative expenses	$402	$131
     Due to related parties, net as of March 31, 2007 and December 31, 2006 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.
NOTE 10 - ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
     Cash available for distributions, if any, are made monthly as follows: 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their unpaid cumulative return (8% of their adjusted capital contribution) and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the Limited Partners and 1% to the General Partner.
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
NOTE 11 – COMPREHENSIVE LOSS
     Comprehensive loss includes net loss and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.
NOTE 12 – NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT
     Net (loss) income per limited partnership unit is computed by dividing net (loss) income allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period. Basic (loss) income per limited partnership unit equals dilutive net (loss) income per limited partnership unit because there are no potential dilutive units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for fiscal 2006. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
     We are Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership formed on March 30, 2004. Our general partner is LEAF Financial Corporation (“the General Partner” or “LEAF”). LEAF is a subsidiary of Resource Leasing, Inc., a wholly-owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors. We received our minimum subscription proceeds of $2.0 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our general partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005. On October 13, 2006, the Fund reached its maximum subscription of 600,000 limited partner units ($59.9 million).
     We seek to acquire a diversified portfolio of new, used or reconditioned equipment that is financed to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical equipment, copiers, furniture, heating, ventilation and air conditioning equipment, telecommunications equipment and industrial equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
     We expect that the per unit equipment cost for leases and notes we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.
     Our leases consist of direct financing and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the costs and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.

     Our offering began on December 22, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of March 31, 2007, our portfolio contained 10,699 equipment leases with 9,278 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 3% of our portfolio based on original cost of the equipment. As of March 31, 2007, we had a net investment of $14.5 million in equipment under operating leases and a net investment of $311.6 million in direct financing leases and notes for a total investment in equipment financing assets of $326.1 million. Our average original equipment cost per equipment financing transaction was $44,000 and $42,000, as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007 and December 31, 2006, the average initial term of our financings was 54 months and 53 months, respectively. As of March 31, 2007 and December 31, 2006, 15% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2007, our outstanding debt was $293.4 million.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2007 and December 31, 2006 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2007		December 31, 2006
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Medical Equipment	$75,724	24.2%	$69,631	22.6%
Computers	66,155	21.1	70,412	22.9
Industrial Equipment	63,415	20.3	60,046	19.5
Office Equipment	20,129	6.4	20,814	6.8
Garment Care	19,055	6.1	19,463	6.3
Restaurant Equipment	17,481	5.6	16,761	5.5
Software	14,261	4.6	14,334	4.7
Communications	12,823	4.1	11,614	3.8
Building systems	9,773	3.1	9,930	3.2
Other	14,189	4.5	14,547	4.7

	$313,005	100.0%	$307,552	100.0%

Operating Leases

	March 31, 2007		December 31, 2006
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Computers	$3,988	27.5%	$4,254	29.4%
Industrial Equipment	3,949	27.2	3,667	25.4
Communications	2,721	18.8	2,780	19.3
Office Equipment	2,450	16.9	2,247	15.6
Medical Equipment	502	3.5	858	5.9
Building systems	324	2.2	154	1.1
Restaurant Equipment	216	1.5	237	1.6
Garment Care	63	0.4	69	0.5
Software	21	0.1	25	0.2
Other	274	1.9	148	1.0

	$14,508	100.0%	$14,439	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of March 31, 2007 and December 31, 2006 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2007		December 31, 2006
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$168,366	53.8%	$167,651	54.5%
Retail Trade	38,952	12.4	41,493	13.5
Manufacturing	33,081	10.6	31,312	10.2
Agriculture/Forestry/Fishing	15,290	4.9	12,958	4.2
Transportation/Communication/Energy	13,119	4.2	11,386	3.7
Construction	12,025	3.9	11,169	3.6
Wholesale Trade	10,272	3.3	10,232	3.3
Finance/Insurance/Real Estate	9,193	2.9	9,533	3.1
Public Administration	1,095	0.3	1,248	0.4
Other	11,612	3.7	10,570	3.5

	$313,005	100.0%	$307,552	100.0%

Operating Leases

	March 31, 2007		December 31, 2006
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$6,321	43.6%	$6,371	44.1%
Construction	3,988	27.5	3,940	27.3
Manufacturing	1,621	11.2	1,613	11.2
Finance/Insurance/Real Estate	569	3.9	481	3.3
Public Administration	551	3.8	621	4.3
Wholesale Trade	464	3.2	494	3.4
Retail Trade	435	3.0	327	2.3
Transportation/Communication/Energy	382	2.6	414	2.9
Agriculture/Forestry/Fishing	114	0.8	113	0.8
Other	63	0.4	65	0.4

	$14,508	100.0%	$14,439	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of March 31, 2007 and December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of our commercial finance assets of $1.4 million and $1.1 million, respectively.

Results of Operations
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     Total revenues increased to $7.8 million for the three months ended March 31, 2007 as compared to $1.6 million for the three months ended March 31, 2006, an increase of $6.2 million (376%). The increase in revenues for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was a result of the following:
•	Interest income on equipment financings increased to $5.8 million for the three months ended March 31, 2007 as compared to $953,000 for the three months ended March 31, 2006 an increase of $4.8 million (507%). Our average net investment in financing assets increased to $323.5 million for the three months ended March 31, 2007 as compared to $58.6 million for the three months ended March 31, 2006, an increase of $264.9 million (452%). This growth was driven by our General Partner’s increased sales to us, increasing the amount of our WestLB debt facility from $75.0 million to $150.0 million in June 2006, marketing efforts supported by lines of financing, in addition to the purchase of a lease portfolio from Merrill Lynch.

•	Rental income increased to $1.5 million for the three months ended March 31, 2007 as compared to $570,000 for the three months ended March 31, 2006, an increase of $881,000 (155%). This increase is directly related to our increase in operating leases.

•	Gain on sale of equipment increased to $57,000 for the three months ended March 31, 2007 as compared to a gain of $30,000 for the three months ended March 31, 2006, an increase of $27,000 (90%). Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income increased to $505,000 for the three months ended March 31, 2007 as compared to $86,000 for the three months ended March 31, 2006, an increase of $419,000 (487%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.
     Total expenses increased to $8.6 million for the three months ended March 31, 2007 as compared to $1.6 million for the three months ended March 31, 2006, an increase of $7.0 million (454%). This increase resulted from the following:
•	Interest expense increased to $4.2 million for the three months ended March 31, 2007 as compared to $696,000 for the three months ended March 31, 2006, an increase of $3.5 million (508%) due to our increase in average debt outstanding. Our average debt increased to $293.1 million for the three months ended March 31, 2007 as compared to $53.0 million for the three months ended March 31, 2006, an increase of $240.1 million (453%).

•	Depreciation on operating leases increased to $1.2 million for the three months ended March 31, 2007 as compared to $485,000 for the three months ended March 31, 2006, an increase of $738,000 (152%). This increase is directly related to our increase in operating leases.

•	Our provision for credit losses increased to $1.1 million for the three months ended March 31, 2007 as compared to $17,000 for the three months ended March 31, 2006, an increase of $1.1 million (6,459%). As our portfolio increases and ages, we expect that our provision for credit losses will increase. This increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $942,000 for the three months ended March 31, 2007 as compared to $143,000 for the three months ended March 31, 2006, an increase of $799,000 (559%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $402,000 for the three months ended March 31, 2007 as compared to $131,000 for the three months ended March 31, 2006, an increase of $271,000 (207%). This increase is due to the increase in our portfolio of equipment financing assets.

•	General and administrative expenses increased to $677,000 for the three months ended March 31, 2007 as compared to $79,000 for the three months ended March 31, 2006, an increase of $598,000 (757%). This increase is principally related to increased legal costs associated with collection efforts.

     Our net (loss) income for the three months ended March 31, 2007 and 2006 was ($791,000) and $88,000, respectively. The net (loss) income per limited partnership unit, after the loss allocated to our General Partner for the three months ended March 31, 2007 and 2006 was ($1.30) and $0.56, respectively, based on a weighted average number of limited partnership units outstanding of 600,000 and 154,000 respectively.
Liquidity and Capital Resources
     Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through our credit facilities.
     The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	March 31,
	2007	2006
Net cash provided by operating activities	$6,043	$1,240
Net cash used in investing activities	(6,803)	(33,172)
Net cash (used in) provided by financing activities	(11,728)	34,309

(Decrease) increase in cash	$(12,488)	$2,377

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. We renewed and increased our credit facility with WestLB from $75.0 million to $150.0 million on June 30, 2006. On September 28, 2006, we entered into a new $200.0 million revolving credit facility with Merrill Lynch Equipment Finance Corporation (Merrill Lynch), which expires in June 2007. We expect to enter into a term securitization of $250.0 million to $300.0 million, the proceeds of which will payoff the Merrill Lynch facility and pay down the WestLB facility. Interest on this facility is calculated at LIBOR plus .95% per annum. The WestLB increase and the Merrill Lynch line of credit allow us to leverage the additional equity raised.
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities include financial covenants. As of March 31, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. The Fund meets regularly with a various sources of capital in to ensure adequate, competitively priced capital is available.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of March 31, 2007 and March 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of $1.4 million and $140,000, respectively. As our lease portfolio increases and ages, we anticipate the allowance for possible losses will increase.
     During the three months ended March 31, 2007, we acquired $35.2 million in leases and notes which was funded by $31.7 million of debt and $4.6 million of our cash.
     Partner’s distributions paid for the three months ended March 31, 2007 were $ 1.2 million. Distributions to partners were 8% of invested capital.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2007, our outstanding debt totaled $293.4 million, which consists of fixed rate debt of $110.1 million and $182.4 million with WestLB and Merrill Lynch, respectively.
     To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on the WestLB and Merrill Lynch credit facilities at 6.09% and 5.48%, on a weighted average basis, respectively. At March 31, 2007 and March 31, 2006, the notional amounts of the interest rate swaps were $286.9 million and $287.1 million, respectively. The interest rate swap agreements terminate on various dates ranging from December 2010 to January 2014
ITEM 4. CONTROLS AND PROCEDURES
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
     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (2)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership

By: LEAF Financial Corporation, its General Partner

May 15, 2007	/s/ Crit DeMent

CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

May 15, 2007	/s/ Robert K. Moskovitz

ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner