Form 10-Q
period 2007-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2007-08-14
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

(Back to Index)
PART I.                      FINANCIAL INFORMATION

Item 1.                 Financial Statements

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash	$2,680	$14,210
Restricted cash	25,301	2,574
Accounts receivable	388	475
Due from lockbox	1,086	4,565
Investment in direct financing leases and notes, net	337,057	306,431
Investment in operating leases (net of accumulated depreciation of $5,679 and $3,577)	12,991	14,439
Fair value of financial derivatives	−	1,803
Other assets	3,743	1,845
	$383,246	$346,342

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$328,371	$291,118
Accounts payable and accrued expenses	1,319	1,081
Security deposits	4,020	3,020
Fair value of financial derivatives	324	−
Due to related parties, net	1,838	644
Total liabilities	335,872	295,863
Partners’ Capital	47,374	50,479
	$383,246	$346,342

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Income:
Interest on equipment financings	$5,811	$1,355	$11,597	$2,308
Rental income	1,456	834	2,907	1,404
Gain on sale of equipment and lease dispositions, net	345	7	402	37
Other	455	111	960	197
	8,067	2,307	15,866	3,946

Expenses:
Interest expense	4,362	976	8,593	1,672
Depreciation on operating leases	1,218	687	2,441	1,172
Provision for credit losses	587	266	1,702	283
Management fee to related party	847	179	1,789	322
Administrative expense reimbursed to related party	388	160	790	291
General and administrative expenses	617	151	1,294	231
	8,019	2,419	16,609	3,971
Net income (loss)	$48	$(112)	$(743)	$(25)

Weighted average number of limited partner units outstanding during theperiod	600,000	265,980	600,000	210,872
Net income (loss) attributed to limited partner unitsunit	$0.08	$(0.42)	$(1.23)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE (LOSS) INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007
(in thousands, except unit data)
(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Partners’ Capital	Comprehensive (Loss) Income
	Amount	Units	Amount	Income (Loss)	Total	Total
Balance, January 1, 2007	$(32)	600,000	$48,708	$1,803	$50,479
Cash distributions paid	(24)		(2,437)		(2,461)
Net loss	(7)		(736)		(743)	$(743)
Unrealized gain on financial derivatives				127	127	127
Amortization of gain on financial derivatives				(28)	(28)	(28)
Balance, June 30, 2007	$(63)	600,000	$45,535	$1,902	$47,374	$(644)

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(743)	$(25)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions net	(402)	−
Depreciation	2,441	1,172
Provision for credit losses	1,702	283
Amortization of deferred financing costs	71	22
Amortization of gain on financial derivative	(28)	−
Changes in operating assets and liabilities:
Accounts receivable	87	(128)
Due from lockbox	3,479	269
Other assets	317	7
Accounts payable and accrued expenses	238	422
Due to related parties, net	1,194	323
Net cash provided by operating activities	8,356	2,345

Cash flows from investing activities:
Investment in direct financing leases and notes	(87,637)	(55,914)
Investment in equipment under operating lease	(994)	(7,732)
Proceeds from direct financing leases net of earned income	55,712	6,902
Security deposits, net	1,000	442
Net cash used in investing activities	(31,919)	(56,302)

Cash flows from financing activities:
Proceeds from term securitization	276,849	−
Repayment of term securitization	(8,052)	−
Proceeds from debt	85,139	57,315
Repayment of debt	(316,683)	(8,511)
Increase in restricted cash	(22,727)	(401)
Increase in deferred financing costs	(2,286)	(255)
Proceeds from financial derivatives	2,254	−
Limited Partners’ capital contribution	−	21,716
Payment of offering costs incurred for the sale of limited partnership units	−	(2,825)
Cash distributed to partners	(2,461)	(702)
Net cash provided by financing activities	12,033	66,337

(Decrease) increase in cash	(11,530)	12,380
Cash, beginning of period	14,210	1,034
Cash, end of period	$2,680	$13,414

The accompanying notes are an integral part of these consolidated financial statements.

(Back to Index)

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest.  Cash distributions, if available, are made monthly.  The cash distributions are allocated 99% to the limited partners and 1% to the General Partner.  Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner.  As of June 30, 2007, in addition to its 1% General Partnership interest, the General Partner also owns a 1.6% limited partnership interest in the Fund.  The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

The consolidated financial statements and notes thereto for the three and six months ended on June 30, 2007 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented.  The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and six months ended June 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.

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

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash.  The Fund deposits its excess cash in high-quality financial institutions.  As of June 30, 2007, the Fund had deposits in one bank totaling $2.78 million of which $2.68 million was over the insurance limit of the Federal Deposit Insurance Corporation.  No losses have been experienced on such deposits.

Revenue Recognition

The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases.  Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Revenue Recognition  - (Continued)

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

Operating Leases.  Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases.  Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years.  Rental income consists primarily of monthly periodic rental payments due under the terms of the leases.  The Fund recognizes rental income on a straight-line basis.  Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years.  The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost.  In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment during the three and six months ended June 30, 2007 and 2006.

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

Supplemental Disclosure of Cash Flow Information

Information for the six months ended June 30, 2007 and 2006, respectively, is as follows (in thousands):

	2007		2006
Cash paid for:
Interest		$8,395	$1,603
Non-cash activities:
Purchase of direct financing leases from the General Partner	$	−	$12,338
Note payable to General Partner	$	−	$12,338
Investments purchased, not settled	$	−	$8,024

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(unaudited)

NOTE 2 − SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES − (Continued)

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of SFAS 115" (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Adoption is required for fiscal years beginning after November 15, 2007.  The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.

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

Transfers of Financial Assets

In connection with establishing its revolving line of credit with WestLB AG, and the term securitization, the Fund formed two bankruptcy remote special purpose entities through which the financing is arranged.  Under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to the special purpose entities do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains.  Accordingly, assets and related debt of the special purpose entities are included in the Fund’s consolidated balance sheets.  The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund.  Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.

Fair Value of Financial Instruments

For cash, the carrying amounts approximate fair values because of the short maturity of these instruments.  The carrying value of debt approximates fair market value since interest rates approximate current market rates.  The interest rate swaps discussed in Note 9 are recorded at fair value based on market quotes from the swaps counterparty banks.

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

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(unaudited)

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

NOTE 5 - INVESTMENT IN LEASES AND NOTES

The Fund’s direct financing leases are generally for initial lease terms ranging from 24 to 84 months.  Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.  The interest rates on notes receivable generally range from 7% to 12%.  As of June 30, 2007 and December 31, 2006, the average initial term of the Fund’s financings was 54 months and 53 months, respectively.  As of June 30, 2007 and December 31, 2006, 15% of the Fund’s equipment was located in California.  The following table sets forth investment in direct financing leases and notes (in thousands):

	June 30,	December 31,
	2007	2006
Direct financing leases	$285,010	$264,711
Notes receivable	53,465	42,841
	$338,475	$307,552
Allowance for possible losses	(1,418)	(1,121)
	$337,057	$306,431

The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Total future minimum lease payments	$316,934	$292,944
Unearned rental income	(38,544)	(34,893)
Residuals, net of unearned residual income	6,620	6,660
	$285,010	$264,711

The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

	Six Months Ended June 30,
	2007	2006
Allowance for possible losses, beginning of period	$1,418	$130
Provision for credit losses	1,702	283
Net write offs	(1,702)	(213)
Allowance for possible losses, end of period	$1,418	$200

NOTE 6 − OTHER ASSETS

As of June 30, 2007 and December 31, 2006, other assets include $2.8 million and $571,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt.  Accumulated amortization as of June 30, 2007 and December 31, 2006 is $165,000 and $94,000 respectively.  Amortization expense for each of the five succeeding twelve month periods ending June 30, are $444,000, $444,000, $444,000, $444,000, and $444,000, respectively.

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
June 30, 2007
(unaudited)

NOTE 7 - DEBT

The table below summarizes the Fund’s debt as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit.  Interest on this facility is calculated at LIBOR plus .95% per annum.  To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements.  The interest rate swap agreements terminate on various dates ranging from December 2010 to March 2014.  As of June 30, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.41% on a weighted average basis.  Interest and principal are due monthly.  The line of credit is renewable for a one year period in June 2008.  The terms of the Fund's credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used.  As of June 30, 2007, the Fund is in compliance with all such covenants
	$59,573	$99,731

Merrill Lynch Commercial Finance Corporation revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility was calculated at one month LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund had entered into an interest rate swap agreement. In June 2007, all interest rate swap agreements for this facility were terminated and the facility was paid in full in connection with the Fund entering into a term securitization.	−	191,387

In June 2007, the Fund closed a $276.8 million term securitization (“Series 2007-1 Notes”).  In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million ClassA-2 notes, $101.3 million Class A-3 Notes and $14.5 million Class B notes.  Interest rates and maturities on the four tranches are as follows:  Class A-1 5.38%, maturing in June 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements.  The interest rate swap agreements terminate at various dates ranging from March 2009 to July 2012.  As of June 30, 2007, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.40% on a weighted average basis.
	268,798	−

Total outstanding debt	$328,371	$291,118

The debt maturity for each of the succeeding twelve month periods ending June 30, and thereafter, are as follows (in thousands):

2008	$104,179
2009	89,468
2010	66,039
2011	39,016
2012	23,295
Thereafter	6,374
$328,371

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(unaudited)

NOTE 8 − EQUIPMENT FINANCE PORTFOLIO ACQUISTION

On June 19, 2007 the Fund purchased a portfolio of leases and loans in conjunction with the Fund’s General Partner, for approximately $31.1 million, from the leasing division of Pacific Capital Bank N.A. The purchase was funded with $28.2 million of debt borrowed from West LB.  The purchase price was recorded at the Fund’s cost which is equal to the estimated fair value of the assets acquired.

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps, which are generally designated as cash flow hedges.  The Fund does not use derivative financial instruments for trading or speculative purposes.  The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing exclusively with counterparties with investment grade ratings.

Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates.  High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability.  The Fund measures the effectiveness of each hedge throughout the hedge period.  Any hedge ineffectiveness, as defined by U.S. GAAP is recognized in the  consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization (See Note 7). The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which is recorded in other comprehensive income at June 30, 2007.  The Fund will amortize the gain to interest expense over the remaining term of the terminated swap agreements.  As of June 30, 2007 and December 31, 2006, $28,000 and $0, respectively, was recognized into interest expense.

At June 30, 2007 and December 31, 2006, the notional amounts of the designated interest rate swaps were $235.5 million and $287.1 million, respectively.  For the six months ended June 30, 2007, the Fund had an unrealized gain of $99,000 on these designated interest rate swaps which is included in accumulated other comprehensive income.  The Fund recognized no gain or loss during the six months ended June 30, 2007 for hedge ineffectiveness.  Assuming market rates remain constant with the rates of June 30, 2007, $99,000 of the $1.9 million in accumulated other comprehensive income is expected to be recognized in earnings over the next 12 months.

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
(unaudited)

NOTE 10 − TRANSACTIONS WITH AFFILIATES

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

The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease.  This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital.   No commissions were paid during the six months ended June 30, 2007 and 2006.

The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease.  The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates.  No equipment was re-leased and, therefore, no re-lease commissions were paid during the six months ended June 30, 2007 and 2006.

The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Acquisition fees	$940	$627	$1,494	$1,353
Asset management fees	847	179	1,789	322
Reimbursed administrative expenses	388	160	790	291

Due to related parties, net as of June 30, 2007 and December 31, 2006 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

(Back to Index)
LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS − (Continued)
JUNE 30, 2007
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

NOTE 12 − COMPREHENSIVE (LOSS) INCOME

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from non-owner sources.  These changes, other than net income (loss), are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.

NOTE 13 − NET (LOSS) INCOME PER LIMITED PARTNERSHIP UNIT

Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period.  The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.  Basic income (loss) per limited partnership unit equals dilutive net income (loss) per limited partnership unit because there are no potential dilutive units.

(Back to Index)

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

OVERVIEW

We are Lease Equity Appreciation Fund II, L.P. (the "Fund"), a Delaware limited partnership formed on March 30, 2004.  Our general partner is LEAF Financial Corporation (“the General Partner” or “LEAF”).  LEAF is a subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.  We received our minimum subscription proceeds of $2.0 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our general partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005.  On October 13, 2006, the Fund reached its maximum subscription of 600,000 limited partner units ($59.9 million).

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

(Back to Index)

Our offering began on December 22, 2004 and we broke escrow on April 14, 2005 (commencement of operations).  As of June 30, 2007, our portfolio contained 11,544 equipment leases with 10,101 individual end users located in 50 states as well as the District of Columbia and Puerto Rico.  No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment.  As of June 30, 2007, we had a net investment of $13 million in equipment under operating leases and a net investment of $337.0 million in direct financing leases and notes for a total investment in equipment financing assets of $350.0 million.  Our average original equipment cost per equipment financing transaction was $44,000 and $42,000, as of June 30, 2007 and December 31, 2006, respectively.  As of June 30, 2007 and December 31, 2006, the average initial term of our financings was 54 months and 53 months, respectively.  As of June 30, 2007 and December 31, 2006, 15% of our equipment was located in California.  No other state accounted for more than 10% of our equipment portfolio.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios.  As of June 30, 2007, our outstanding debt was $328.4 million.

Our Lease Portfolio

The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2007 and December 31, 2006 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	87,246	25.8	60,046	19.5
Medical Equipment	$78,442	23.2%	$69,631	22.6%
Computers	61,444	18.2	70,412	22.9
Office Equipment	20,037	5.9	20,814	6.8
Restaurant Equipment	19,439	5.7	16,761	5.5
Garment Care	18,562	5.5	19,463	6.3
Communications	13,886	4.1	11,614	3.8
Software	13,220	3.9	14,334	4.7
Building systems	9,846	2.9	9,930	3.2
Other	16,353	4.8	14,547	4.7
	$338,475	100.0%	$307,552	100.0%

Operating Leases

	June 30, 2007		December 31, 2006
Type of Equipment	Net Investment	Percentage	Net Investment	Percentage
Industrial Equipment	3,595	27.7	3,667	25.4
Computers	$3,446	26.5%	$4,254	29.4%
Communications	2,570	19.8	2,780	19.3
Office Equipment	2,240	17.2	2,247	15.6
Building systems	306	2.4	154	1.1
Medical Equipment	274	2.1	858	5.9
Restaurant Equipment	220	1.7	237	1.6
Garment Care	56	0.4	69	0.5
Software	16	0.1	25	0.2
Other	268	2.1	148	1.0
	$12,991	100.0%	$14,439	100.0%

(Back to Index)
The following schedules detail the type of business (before allocating the allowance for possible losses) by standard industrial classification that lease our equipment as of June 30, 2007 and December 31, 2006 (dollars in thousands):

Direct Financing Leases and Notes

	June 30, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$172,035	50.8%	$167,651	54.5%
Retail Trade	40,509	12.0	41,493	13.5
Manufacturing	37,092	11.0	31,312	10.2
Transportation/Communication/Energy	17,986	5.3	11,386	3.7
Construction	17,209	5.1	11,169	3.6
Agriculture/Forestry/Fishing	16,283	4.8	12,958	4.2
Wholesale Trade	12,601	3.7	10,232	3.3
Finance/Insurance/Real Estate	10,223	3.0	9,533	3.1
Public Administration	892	0.3	1,248	0.4
Other	13,645	4.0	10,570	3.5
	$338,475	100.0%	$307,552	100.0%

Operating Leases

	June 30, 2007		December 31, 2006
Type of Business	Net Investment	Percentage	Net Investment	Percentage
Services	$5,401	41.5%	$6,371	44.1%
Construction	3,760	28.9	3,940	27.3
Manufacturing	1,542	11.9	1,613	11.2
Finance/Insurance/Real Estate	519	4.0	481	3.3
Wholesale Trade	477	3.7	494	3.4
Retail Trade	378	2.9	327	2.3
Public Administration	360	2.8	621	4.3
Transportation/Communication/Energy	340	2.6	414	2.9
Agriculture/Forestry/Fishing	115	0.9	113	0.8
Other	99	0.8	65	0.4
	$12,991	100.0%	$14,439	100.0%

In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's prior experience with similar lease assets.  As of June 30, 2007 and December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of our commercial finance assets of $1.4 million and $1.1 million, respectively.

(Back to Index)
Results of Operations

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Total revenues increased to $8.1 million for the three months ended June 30, 2007 as compared to $2.3 million for the three months ended June 30, 2006, an increase of $5.8 million (252%).  The increase in revenues for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was a result of the following:

•
Interest income on equipment financings increased to $5.8 million for the three months ended June 30, 2007 as compared to $1.4 for the three months ended June 30, 2006 an increase of $4.4 million (314%).  Our net investment in direct financing leases and notes increased to $337.1 million as of June 30, 2007 as compared to $94.7 million as of June 30, 2006, an increase of $242.4 million (256%).  This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing, in addition to the purchase of a lease portfolio from Pacific Capital Bank of $31.1 million.

•
Rental income increased to $1.5 million for the three months ended June 30, 2007 as compared to $834,000 for the three months ended June 30, 2006, an increase of $666,000 (80%).  This increase is directly related to our increase in operating leases.

•
Gain on sale of equipment increased to $345,000 for the three months ended June 30, 2007 as compared to a gain of $7,000 for the three months ended June 30, 2006, an increase of $338,000 (4,829%).  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income increased to $455,000 for the three months ended June 30, 2007 as compared to $111,000 for the three months ended June 30, 2006, an increase of $344,000 (310%).  Other income consists primarily of late fee income.  Late fee income has increased due to the increase of our equipment financing portfolio coupled with an increase in payment collection efforts.

Total expenses increased to $8.0 million for the three months ended June 30, 2007 as compared to $2.4 million for the three months ended June 30, 2006, an increase of $5.6 million (233%).  This increase resulted from the following:

•
Interest expense increased to $4.4 million for the three months ended June 30, 2007 as compared to $976,000 for the three months ended June 30, 2006, an increase of $3.4 million (348%) due to our increase in average debt outstanding.  Our average debt increased to $244.3 million for the three months ended June 30, 2007 as compared to $65.6 million for the three months ended June 30, 2006, an increase of $178.7 million (272%).

•
Depreciation on operating leases increased to $1.2 million for the three months ended June 30, 2007 as compared to $687,000 for the three months ended June 30, 2006, an increase of $513,000 (75%).  This increase is directly related to our increase in operating leases.

•
Our provision for credit losses increased to $587,000 million for the three months ended June 30, 2007 as compared to $266,000 for the three months ended June 30, 2006, an increase of $321,000 million (121%).  As our portfolio increases and ages, we expect that our provision for credit losses will increase.  This increase was within our expectation.  We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Management fees increased to $847,000 for the three months ended June 30, 2007 as compared to $179,000 for the three months ended June 30, 2006, an increase of $668,000 (373%).  This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•
Administrative expenses reimbursed to related party increased to $388,000 for the three months ended June 30, 2007 as compared to $160,000 for the three months ended June 30, 2006, an increase of $228,000 (143%).  This increase is due to the increase in our portfolio of equipment financing assets.

•
General and administrative expenses increased to $617,000 for the three months ended June 30, 2007 as compared to $151,000 for the three months ended June 30, 2006, an increase of $466,000 (309%).  This increase is principally related to increased legal costs associated with collection efforts.

(Back to Index)

Our net income (loss) for the three months ended June 30, 2007 and 2006 was $48,000 and ($112,000), respectively.  The net income (loss) per limited partnership unit, after the loss allocated to our General Partner for the three months ended June 30, 2007 and 2006 was $0.08 and $(0.42), respectively, based on a weighted average number of limited partnership units outstanding of 600,000 and 265,980 respectively.

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Total revenues increased to $15.9 million for the six months ended June 30, 2007 as compared to  $3.9 million for the six months ended June 30, 2006, an increase of $12.0 million  (308%).  This increase was primarily attributable to increases in other income and gain on sale of equipment and lease dispositions.  This resulted in the following:

•
Interest income on equipment financings increased to $11.6 million for the six months ended June 30, 2007 as compared to $2.3 for the six months ended June 30, 2006 an increase of $9.3 million (404%).  Our net investment in direct financing leases and notes increased to $337.1 million as of June 30, 2007 as compared to $94.7 million as of June 30, 2006, an increase of $242.4 million (256%).  This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing, in addition to the purchase of a lease portfolio from Pacific Capital Bank of $31.1 million.

•
Rental income increased to $2.9 million for the six months ended June 30, 2007 as compared to $1.4 million for the six months ended June 30, 2006, an increase of $1.5 million (107%). This increase is directly related to our increase in operating leases.

•
Gain on sale of equipment and lease dispositions increased to $402,000 for the six months ended June 30, 2007 as compared to $37,000 for the six months ended June 30, 2006, an increase of $365,000 (986%).  Gains and losses from equipment and lease dispositions may vary significantly from period to period.

•
Other income increased to $960,000 for the six months ended June 30, 2007 as compared to $197,000 for the six months ended June 30, 2006, an increase of $763,000 (387%).  Other income consists primarily of late fee income.  Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.

Total expenses increased to $16.6 million for the six months ended June 30, 2007 as compared to $4.0 million for the six months ended June 30, 2006, an increase of $12.6 million (315%). This increase was a result of the following:

•
Interest expense increased to $8.6 million for the six months ended June 30, 2007 as compared to $1.7 million for the six months ended June 30, 2006, an increase $6.9 million (406%). This increase is primarily due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $328.4 million as of June 30, 2007 as compared to $83.3 million as of June 30, 2006, an increase of $245.1 million (294%).

•
Our provision for credit losses increased to $1.7 million for the six months ended June 30, 2007 as compared to $283,000 for the six months ended June 30, 2006, an increase of $1.4 million (495%).  This increase was within our expectation.  We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•
Administrative expenses reimbursed to related party increased to $790,000 for the six months ended June 30, 2007 as compared to $291,000 for the six months ended June 30, 2006, an increase of $499,000 (172%). This increase is due to our growth in commercial financing assets.

•
Management fees increased to $1.8 million for the six months ended June 30, 2007 as compared to $322,000 for the six months ended June 30, 2006 , an increase of $1.5 million (466%).  This increase is directly attributable to our continuing receipt of payments on lease assets, since management fees are paid based on lease payments received.

•
General and administrative expenses increased to $1.3 million for the six months ended June 30, 2007 as compared to $ 231,000 for the six months ended June 30, 2006, an increase of $1.1 million (476%).  This increase is principally related to increased legal costs associated with collection efforts.

•
Depreciation on operating leases increased to $2.4 million for the six months ended June 30, 2007 as compared to $ 1.2 million for the six months ended June 30, 2006, an increase of $1.2 million (100%).  This increase is directly related to our increase in operating leases.

Our net loss for the six months ended June 30, 2007 and 2006 was $ 743,000 and $25,000, respectively.  The net loss per limited partnership unit, after the loss allocated to our General Partner for the six months ended June 30, 2007 and 2006 was $1.24 and $0.12, respectively, based on a weighted average number of limited partnership units outstanding of 600,000 and 210,872, during each period.

        Partners’ distributions paid for the six months periods ended June 30, 2007 and 2006 were $2.5 million and $702,000, respectively.  Distributions to limited partners were 8% of invested capital.

(Back to Index)

Liquidity and Capital Resources

Our major sources of liquidity have been obtained by the sale of partnership units and bank debt.  Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.  In addition to cash generated from operations, we plan to meet our cash requirements through our credit facilities.

The following table sets forth our sources and uses of cash for the period indicated (in thousands):

	June 30,
	2007	2006
Net cash provided by operating activities	$8,356	$2,345
Net cash used in investing activities	(31,919)	(56,302)
Net cash provided by financing activities	12,033	66,337
(Decrease) increase in cash	$(11,530)	$12,380

Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities.  In June 2007 we entered into a term securitization of $276.8 million, the proceeds of which were used to payoff the Merrill Lynch facility and paid down the WestLB facility by $40.2 million.  At June 30, 2006, $268.7 million of Merrill Lynch term notes were outstanding.  The term notes are divided into $84 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes.  By entering into term note securitization, we reduce outstanding borrowings under our revolving line of credit, which increases the amounts available to us under these facilities to fund additional lease originations.

Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing.  In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return.  Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease.  A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.  In addition, the terms of our credit facilities include financial covenants.  As of June 30, 2007, we were in compliance with all such covenants.  If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio.  In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms.  The Fund meets regularly with  various sources of capital in to ensure adequate, competitively priced capital is available.

Our liquidity could also be affected by higher than expected equipment lease defaults.  Higher than expected equipment lease defaults will result in a loss of anticipated revenues.  These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment.  In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner's management's prior experience with similar lease assets.  As of June 30, 2007 and June 30, 2006, our credit evaluation indicated the need for an allowance for possible losses of $1.4 million and $200,000, respectively.  As our lease portfolio increases and ages, we anticipate the allowance for possible losses will increase.

During the six months ended June 30, 2007, we acquired $88.6 million in leases and notes which were funded by $81.5 million of debt.

Net cash provided in operations increased by $6.0 million for the six months ended June 30, 2007 as compared to six months ended June 30, 2006. The increase was primarily due to increase in amounts due from lockbox of $ 3.2 million, and an increase of $871,000 amounts due to related parties.

Net cash used by our investing activities decreased by $24.4 million for the six months ended June 30, 2007 as compared to six months ended June 30, 2006.  This was the result of the reinvestment into new equipment financings, from the cash derived from the run-off of existing equipment financings.

Net cash provided by financing activities decreased by $54.3 million for the six months ended June 30, 2007. The decrease is primarily due to an increase in restricted cash of $22.3 million in our collection account for our West LB facility, and $21.7 million decrease in capital contributed by limited partners.

(Back to Index)

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2007, our outstanding debt totaled $328.4 million, which consists of variable rate debt of $237.9 and fixed rate debt of $90.5 million.

To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fix the interest rates on the WestLB credit facility and term securitization at 6.41% and 5.40%, on a weighted average basis, respectively.  At June 30, 2007 and June 30, 2006, the notional amounts of the interest rate swaps were $235.5 million and $287.1 million, respectively.  The interest rate swap agreements terminate on various dates ranging from March 2009 to March 2014.

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

There have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2007 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.                                EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4.1	Forms of letters sent to limited partners confirming their investment (2)
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004 and by this reference incorporated herein..

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002 and by this reference incorporated herein..

(Back to Index)
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

August 14, 2007	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

August 14, 2007	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer and Treasurer of the General Partner