Form 10-Q
period 2007-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2007-11-14
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Cash	$156	$14,210
Restricted cash	28,008	2,574
Due from lockbox	609	4,565
Accounts receivable	466	475
Investment in direct financing leases and notes, net	348,931	306,431
Investment in operating leases (net of accumulated depreciation of $6,815 and $3,577)	12,041	14,439
Fair value of interest rate swap	—	1,803
Other assets	3,752	1,845

	$393,963	$346,342

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$337,876	$291,118
Accounts payable and accrued expenses	1,281	1,081
Security deposits	4,615	3,020
Fair value of interest rate swap	3,465	—
Due to related parties, net	3,359	644

Total liabilities	350,596	295,863
Partners’ Capital	43,367	50,479

	$393,963	$346,342

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Income:
Interest on equipment financings	$6,501	$2,153	$18,098	$4,460
Rental income	1,439	1,082	4,346	2,487
Gain on sale of equipment and lease dispositions, net	870	144	1,272	181
Other	772	165	1,732	362

	9,582	3,544	25,448	7,490

Expenses:
Interest expense	4,998	1,508	13,591	3,179
Depreciation on operating leases	1,183	890	3,624	2,062
Provision for credit losses	970	223	2,672	505
Management fee to related party	899	287	2,688	609
Administrative expense reimbursed to related party	435	203	1,225	494
General and administrative expenses	500	137	1,794	369

	8,985	3,248	25,594	7,218

Net income (loss)	$597	$296	$(146)	$272

Weighted average number of limited partner units outstanding during the period	598,633	454,979	599,483	293,140

Net income (loss) attributed to limited partner units unit	$0.99	$0.64	$(0.24)	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Loss
	Amount	Units	Amount	Income (loss)	Total	Total
Balance, January 1, 2007	$(32)	600,000	$48,708	$1,803	$50,479
Cash distributions paid	(36)		(3,585)	—	(3,621)
Redemption of Limited Partnership units		(2,055)	(205)	—	(205)
Net(loss)	(1)		(145)		(146)	$(146)

Amortization of gain on financial derivative derivatives				(127)	(127)	(127)

Unrealized loss on hedging derivatives				(3,013)	(3,013)	(3,013)

Balance, September 30, 2007	$(69)	597,945	$44,773	$(1,337)	$43,367	$(3,286)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(146)	$272
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions net	(1,272)	(181)
Depreciation	3,624	2,062
Provision for credit losses	2,672	505
Amortization of deferred financing costs	192	46
Amortization of gain on financial derivative	(127)	—
Changes in operating assets and liabilities:
Due from lockbox	3,956	(1,108)
Accounts receivable	9	(265)
Other assets	250	(1,163)
Accounts payable and accrued expenses	200	777
Due to related parties, net	2,715	1,172

Net cash provided by operating activities	12,073	2,117

Cash flows from investing activities:
Investment in direct financing leases and notes	(129,216)	(114,409)
Investment in equipment under operating lease, net	(1,236)	(9,699)
Proceeds from direct financing leases net of earned income	85,327	22,473
Security deposits, net	1,595	2,147

Net cash used in investing activities	(43,530)	(99,488)

Cash flows from financing activities:
Proceeds from term securitization	276,849	—
Repayment of term securitization	(34,634)	—
Proceeds from debt	125,350	83,606
Repayment of debt	(320,807)	(15,610)
Increase in restricted cash	(25,434)	(747)
Deferred financing costs	(2,349)	(257)
Proceeds from financial derivative	2,254	—
Limited Partners’ capital contribution	—	46,943
Payment of offering costs incurred for the sale of limited partnership units	—	(6,203)
Redemption of Limited Partnership units	(205)	—
Cash distributed to partners	(3,621)	(1,459)

Net cash provided by financing activities	17,403	106,273

(Decrease) increase in cash	(14,054)	8,902
Cash, beginning of period	14,210	1,034

Cash, end of period	$156	$9,936

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”) and commenced operations on April 14, 2005. The General Partner is an indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.
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
     The General Partner owns a 1% general partnership interest, and the limited partners own a 99% limited partnership interest. Cash distributions, if available, are made monthly. The cash distributions are allocated 99% to the limited partners and 1% to the General Partner. Net income and net losses are allocated 99% to the limited partners and 1% to the General Partner. As of September 30, 2007, in addition to its 1% General Partnership interest, the General Partner also owns a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
     The consolidated financial statements and notes thereto as of September 30, 2007 and for the three and nine months ended September 30, 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 may not necessarily be indicative of the results of operations for the full year ending December 31, 2007.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF II LLC and LEAF II Receivables Funding, LLC. All intercompany accounts and transactions have been eliminated in consolidation. All dollar amounts presented are in thousands unless otherwise indicated.
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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for possible losses, impairment of long-lived assets and fair value of interest rate swaps. Actual results could differ from those estimates.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of September 30, 2007, the Fund had deposits in a bank totaling $244,000 of which $144,000 was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the nine months ended September 30, 2007.
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
Supplemental Disclosure of Cash Flow Information
     Information for the nine months ended September 30, 2007 and 2006, respectively, is as follows (in thousands):

	2007	2006
Cash paid for:
Interest	$13,115	$2,933

Non-cash activities:
Purchase of financing assets from Merrill Lynch Equipment Finance	$—	$173,043

Revolving line of credit Merrill Lynch Commercial Finance Corporation	$—	$173,043

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2007
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2007
(unaudited)
NOTE 4 — DUE FROM LOCKBOX
     Customer payments are deposited into a lockbox shared with the Fund’s General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. Amounts recorded as due from lockbox on the accompanying Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
NOTE 5 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7% to 12%. As of September 30, 2007 and December 31, 2006, the average initial term of the Fund’s financings was 54 months and 53 months, respectively. As of September 30, 2007 and December 31, 2006, 14% of the Fund’s equipment was located in California. The following table sets forth investment in direct financing leases and notes (in thousands):

	September 30,	December 31,
	2007	2006
Direct financing leases	$286,932	$264,711
Notes receivable	63,417	42,841

	$350,349	$307,552
Allowance for possible losses	(1,418)	(1,121)

	$348,931	$306,431

     The components of the net investment in direct financing leases for the periods indicated are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Total future minimum lease payments	$319,394	$292,944
Unearned rental income	(39,062)	(34,893)
Residuals, net of unearned residual income	6,600	6,660

	$286,932	$264,711

     The following is a summary of the Fund’s allowance for possible losses for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Allowance for possible losses, beginning of period	$1,121	$130
Allowance for possible losses, in connection with acquisition (see Note 7)	—	920
Provision for credit losses	2,672	505
Net write offs	(2,375)	(435)

Allowance for possible losses, end of period	$1,418	$1,120

NOTE 6 — OTHER ASSETS
     As of September 30, 2007 and December 31, 2006, other assets include $2.7 million and $571,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2007 and December 31, 2006 is $286,000 and $94,000 respectively. Amortization expense for each of the five succeeding twelve month periods ending September 30, are $453,000, $453,000, $453,000, $453,000, and $431,000, respectively.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
September 30, 2007
(unaudited)
NOTE 7 - EQUIPMENT FINANCE PORTFOLIO ACQUISITION
          On September 28, 2006 the Fund purchased a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch Pierce Fenner & Smith Incorporated (“ML”). The purchase was funded with $18.7 million of cash and $173.0 million of debt borrowed from ML. This portfolio was previously serviced by the Fund’s General Partner. The purchase price was recorded at the Fund’s cost which is equal tot the estimated fair value of the assets acquired. The Fund established an allowance for future credit looses of $920,000, based on the aging of the portfolio at the time of acquisition. If credit losses incurred in the future on the acquired portfolio exceed the initial allowance such losses will be charged to operations when a loss becomes known.
NOTE 8 - DEBT
     The table below summarizes the Fund’s debt as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30,
	2007	December 31, 2006
In September 2007, the Fund closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million ClassA-2 notes, $101.3 million Class A-3 Notes and $14.5 million Class B notes. Interest rates and maturities on the four tranches are as follows: Class A-1 5.38%, maturing in September 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from March 2009 to July 2012. As of September 30, 2007, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.40% on a weighted average basis.
	$242,215	—

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to March 2014. As of September 30, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.32% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for one year periods in 2007 and 2008. The terms of the Funds’ credit facility with WestLB includes financial covenants related to the Fund’s net worth and leverage used. As of September 30, 2007, the Fund is in compliance with all such covenants.
	95,661	$99,731

Merrill Lynch Commercial Finance Corporation revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility was calculated at one month LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund had entered into an interest rate swap agreement. In June 2007, all interest rate swap agreements for this facility were terminated and the facility was paid in full in connection with the Fund entering into a term securitization.	—	191,387

Total outstanding debt	$337,876	$291,118

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2007
(unaudited)
NOTE 8 - DEBT — (Continued)
The debt maturity for each of the succeeding twelve month periods ending September 30, and thereafter, are as follows (in thousands):

2008	$112,844
2009	91,241
2010	67,198
2011	41,032
2012	19,999
Thereafter	5,562

$337,876

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
     Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by U.S. GAAP is recognized in the consolidated statement of operations.
     There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
     The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization (See Note 8). The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which is recorded in other comprehensive income at September 30, 2007. The Fund will amortize the gain to interest expense over the remaining term of the terminated swap agreements. As of September 30, 2007 and December 31, 2006, $127,000 and $0, respectively was recognized into interest expense.
     At September 30, 2007 and December 31, 2006, the notional amounts of the interest rate swaps were $271.1 million and $287.1 million, respectively. For the nine months ended September 30, 2007, the Fund had an unrealized loss of $3.0 million on these interest rate swaps which is included in accumulated other comprehensive income. The Fund recognized no gain or loss during the nine months ended September 30, 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates of September 30, 2007, $1.5 million of the $3.0 million unrealized loss on hedging derivatives is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2007
(unaudited)
NOTE 10 - TRANSACTIONS WITH AFFILIATES
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
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the nine months ended September 30, 2007 and 2006.
     The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No equipment was re-leased and, therefore, no re-lease commissions were paid during the nine months ended September 30, 2007 and 2006.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Acquisition fees	$715	$546	$2,209	$1,900
Asset management fees	899	287	2,688	609
Reimbursed administrative expenses	435	203	1,225	494
     Due to related parties, net as of September 30, 2007 and December 31, 2006 represents amounts due to the General Partner for management fees, reimbursed expenses and other advances.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2007
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
NOTE 12 — COMPREHENSIVE (LOSS) INCOME
     Comprehensive loss includes net loss and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund, only include changes in the fair value of unrealized hedging derivatives.
NOTE 13 — NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
     Net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units held during the period weighted for the days outstanding during the period. Basic income (loss) per limited partnership unit equals dilutive net income (loss) per limited partnership unit because there are no potential dilutive units.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for year ended December 31, 2006 These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
     We are Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership formed on March 30, 2004. Our general partner is LEAF Financial Corporation (the “General Partner” or “LEAF”). LEAF is an indirect subsidiary of Resource America, Inc., which is a publicly traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors. We received our minimum subscription required to begin operations, and we broke escrow on April 14, 2005. On October 13, 2006, we reached our maximum subscription of 600,000 limited partner units ($59.9 million).
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

     As of September 30, 2007, our portfolio contained 12,957 equipment leases and loans with 11,239 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 2% of our portfolio based on original cost of the equipment. As of September 30, 2007, we had a net investment of $12.0 million in equipment under operating leases and a net investment of $348.9 million in direct financing leases and notes for a total investment in equipment financing assets of $361.0 million. Our average original equipment cost per equipment financing transaction was $41,800 and $42,000 as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007 and December 31, 2006, the average initial term of our financings was 54 months and 53 months, respectively. As of September 30, 2007 and December 31, 2006, 15% of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2007, our outstanding debt was $337.9 million.
Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for possible losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2007 and December 31, 2006 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2007		December 31, 2006
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$98,770	28.2%	$60,046	19.5%
Medical Equipment	75,311	21.5	69,631	22.6
Computers	59,231	16.9	70,412	22.9
Office Equipment	20,468	5.8	20,814	6.8
Restaurant Equipment	20,223	5.8	16,761	5.5
Garment Care	18,107	5.2	19,463	6.3
Communications	15,404	4.4	11,614	3.8
Software	14,577	4.2	14,334	4.7
Building systems	10,236	2.9	9,930	3.2
Other	18,022	5.1	14,547	4.7

	$350,349	100.0%	$307,552	100.0%

Operating Leases

	September 30, 2007		December 31, 2006
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$3,364	28.0%	$3,667	25.4%
Computers	2,837	23.6	4,254	29.4
Communications	2,547	21.2	2,780	19.3
Office Equipment	2,121	17.6	2,247	15.6
Building systems	342	2.8	154	1.1
Medical Equipment	302	2.5	858	5.9
Restaurant Equipment	209	1.7	237	1.6
Garment Care	49	0.4	69	0.5
Software	14	0.1	25	0.2
Other	256	2.1	148	1.0

	$12,041	100.0%	$14,439	100.0%

     The following schedules detail the type of business (before allocating the allowance for possible losses) by standard industrial classification that lease our equipment as of September 30, 2007 and December 31, 2006 (dollars in thousands):

Direct Financing Leases and Notes

	September 30, 2007		December 31, 2006
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$170,771	48.8%	$167,651	54.5%
Retail Trade	41,152	11.7	41,493	13.5
Manufacturing	38,409	11.0	31,312	10.2
Transportation/Communication/Energy	20,952	6.0	11,386	3.7
Construction	19,032	5.4	11,169	3.6
Agriculture/Forestry/Fishing	18,423	5.3	12,958	4.2
Wholesale Trade	15,665	4.5	10,232	3.3
Finance/Insurance/Real Estate	10,651	3.0	9,533	3.1
Public Administration	845	0.2	1,248	0.4
Other	14,449	4.1	10,570	3.5

	$350,349	100.0%	$307,552	100.0%

Operating Leases

	September 30, 2007		December 31, 2006
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$4,895	40.6%	$6,371	44.1%
Construction	3,489	29.0	3,940	27.3
Manufacturing	1,419	11.8	1,613	11.2
Finance/Insurance/Real Estate	599	5.0	481	3.3
Wholesale Trade	435	3.6	494	3.4
Retail Trade	386	3.2	327	2.3
Transportation/Communication/Energy	307	2.5	414	2.9
Public Administration	261	2.2	621	4.3
Agriculture/Forestry/Fishing	205	1.7	113	0.8
Other	45	0.4	65	0.4

	$12,041	100.0%	$14,439	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of September 30, 2007 and December 31, 2006, our credit evaluation indicated the need for an allowance for possible losses of our commercial finance assets of $1.4 million and $1.1 million, respectively.

Results of Operations
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Total revenues increased to $9.6 million for the three months ended September 30, 2007 as compared to $3.5 million for the three months ended September 30, 2006, an increase of $6.0 million (170%). The increase in revenues for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was a result of the following:
•	Interest income on equipment financings increased to $6.5 million for the three months ended September 30, 2007 as compared to $2.2 million for the three months ended September 30, 2006 an increase of $4.3 million (202%). Our weighted average investment in direct financing leases and notes increased to $332.2 million for the three months ended September 30, 2007 as compared to $122.0 million for the three months ended September 30, 2006, an increase of $210.2 million (173%). This increase is principally due to our acquisition of a portfolio of leases and loans and related assets for approximately $191.7 million from a subsidiary of Merrill Lynch at September 30, 2006. In addition the growth was driven by our General Partner’s increased sales to us, marketing efforts supported by lines of financing, and the purchase of a lease portfolio from Pacific Capital Bank of $31.1 million.

•	Rental income increased to $1.4 million for the three months ended September 30, 2007 as compared to $1.1 million for the three months ended September 30, 2006, an increase of $357,000 (33%). Our average investment in operating leases increased to $12.5 million for the three months ended September 30, 2007 as compared to $11.1 million for the three months ended September 30, 2006, an increase of $1.5 million (13.5%).

•	Gain on sale of equipment increased to $870,000 for the three months ended September 30, 2007 as compared to a gain of $144,000 for the three months ended September 30, 2006, an increase of $726,000 (504%). Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income increased to $772,000 for the three months ended September 30, 2007 as compared to $165,000 for the three months ended September 30, 2006, an increase of $607,000 (368%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts. Our weighted average investment in direct financing leases and notes increased to $332.2 million for the three months ended September 30, 2007 as compared to $122.0 million for the three months ended September 30, 2006, an increase of $210.2 million (173%).
     Total expenses increased to $9.0 million for the three months ended September 30, 2007 as compared to $3.2 million for the three months ended September 30, 2006, an increase of $5.7 million (177%). This increase resulted from the following:
•	Interest expense increased to $5.0 million for the three months ended September 30, 2007 as compared to $1.5 million for the three months ended September 30, 2006, an increase of $3.5 million (231%) due to our increase in average debt outstanding. Our average debt increased to $330.3 million for the three months ended September 30, 2007 as compared to $94.3 million for the three months ended September 30, 2006, an increase of $236.0 million (250%). This increase is principally due to our acquisition of a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch at September 30, 2006.

•	Depreciation on operating leases increased to $1.2 million for the three months ended September 30, 2007 as compared to $890,000 for the three months ended September 30, 2006, an increase of $293,000 (33%). Our average operating leases increased to $12.5 million for the three months ended September 30, 2007 as compared to $11.1 million for the three months ended September 30, 2006, an increase of $1.5 million (13.5%).

•	Our provision for credit losses increased to $970,000 for the three months ended September 30, 2007 as compared to $223,000 for the three months ended September 30, 2006, an increase of $747,000 (335%). As our portfolio increases and ages, we expect that our provision for credit losses will increase. This increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $899,000 for the three months ended September 30, 2007 as compared to $287,000 for the three months ended September 30, 2006, an increase of $612,000 (213%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $435,000 for the three months ended September 30, 2007 as compared to $203,000 for the three months ended September 30, 2006, an increase of $232,000 (114%). This increase is due to the increase in our portfolio of equipment financing assets.

•	General and administrative expenses increased to $500,000 for the three months ended September 30, 2007 as compared to $137,000 for the three months ended September 30, 2006, an increase of $363,000 (265%). This increase is principally related to increased legal costs associated with collection efforts.

     Our net income for the three months ended September 30, 2007 and 2006 was $597,000 and $296,000 respectively. The net income per limited partnership unit, after the income allocated to our General Partner for the three months ended September 30, 2007 and 2006 was $0.99 and $0.64, respectively, based on a weighted average number of limited partnership units outstanding of 598,600 and 455,000 respectively.
Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006
     Total revenues increased to $25.4 million for the nine months ended September 30, 2007 as compared to $7.5 million for the nine months ended September 30, 2006, an increase of $18.0 million (240%). The increase in revenue for the nine months ended September 30, 2007 as compared to the nine months September 30, 2006 was a result of the following:
•	Interest income on equipment financings increased to $18.1 million for the nine months ended September 30, 2007 as compared to $4.5 million for the nine months ended September 30, 2006 an increase of $13.6 million (306%). Our weighted average investment in direct financing leases and notes increased to $306.3 million for the nine months ended September 30, 2007 as compared to $80.4 million for the nine months ended September 30, 2006, an increase of $225.9 million (281%). This increase is principally due to our acquisition of a portfolio of leases, loans and related assets for approximately $191.7 million from a subsidiary of Merrill Lynch at September 30, 2006. In addition the growth was driven by our General Partner’s increased sales to us, marketing efforts supported by lines of financing, and the purchase of a lease portfolio from Pacific Capital Bank of $31.1 million.

•	Rental income increased to $4.3 million for the nine months ended September 30, 2007 as compared to $2.5 million for the nine months ended September 30, 2006, an increase of $1.9 million (75%). Our average investment operating leases increased to $13.6 million for the nine months ended September 30, 2007 as compared to $8.8 million for the nine months ended September 30, 2006, an increase of $4.8 million (54.5%).

•	Gain on sale of equipment and lease dispositions increased to $1.3 million for the nine months ended September 30, 2007 as compared to $181,000 for the nine months ended September 30, 2006, an increase of $1.1 million (603%). Gains and losses from equipment and lease dispositions may vary significantly from period to period.

•	Other income increased to $1.7 million for the nine months ended September 30, 2007 as compared to $362,000 for the nine months ended September 30, 2006, an increase of $1.4 million (378%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts. Our weighted average investment in direct financing leases and notes increased to $306.3 million for the nine months ended September 30, 2007 as compared to $80.4 million for the nine months ended September 30, 2006, an increase of $225.9 million (281%).
     Total expenses increased to $25.6 million for the nine months ended September 30, 2007 as compared to $7.2 million for the nine months ended September 30, 2006, an increase of $18.4 million (255%). This increase was a result of the following:
•	Interest expense increased to $13.6 million for the nine months ended September 30, 2007 as compared to $3.2 million for the nine months ended September 30, 2006, an increase $10.4 million (328%). This increase is primarily due to the increase of our debt incurred to acquire equipment financing assets. Debt increased to $337.9 million as of September 30, 2007 as compared to $276 million as of September 30, 2006, an increase of $61.9 million (22%). This increase is principally due to our acquisition of a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch at September 30, 2006.

•	Depreciation on operating leases increased to $3.6 million for the nine months ended September 30, 2007 as compared to $2.1 million for the nine months ended September 30, 2006, an increase of $1.6 million (76%). Our average operating leases increased to $13.6 million for the three months ended September 30, 2007 as compared to $8.8 million for the three months ended September 30, 2006, an increase of $4.8 million (54.5%).

•	Our provision for credit losses increased to $2.7 million for the nine months ended September 30, 2007 as compared to $505,000 for the nine months ended September 30, 2006, an increase of $2.2 million (429%). This increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $2.7 million for the nine months ended September 30, 2007 as compared to $609,000 for the nine months ended September 30, 2006 , an increase of $2.1 million (341%). This increase is directly attributable to our continuing receipt of payments on lease assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $1.2 million for the nine months ended September 30, 2007 as compared to $494,000 for the nine months ended September 30, 2006, an increase of $731,000 (148%). This increase is due to our growth in commercial financing assets.

•	General and administrative expenses increased to $1.8 million for the nine months ended September 30, 2007 as compared to $369,000 for the nine months ended September 30, 2006, an increase of $1.4 million (386%). This increase is principally related to increased legal costs associated with collection efforts.
     Our net (loss) income for the nine months ended September 30, 2007 and 2006 was $(146,000) and $272,000, respectively. The net (loss) income per limited partnership unit, after the (loss) income allocated to our General Partner for the nine months ended September 30, 2007 and 2006 was $(0.24) and $0.92, respectively, based on a weighted average number of limited partnership units outstanding of 599,500 and 293,100, during each period.

Partners’ distributions paid for the nine months periods ended September 30, 2007 and 2006 were $3.6 million and $1.5 million, respectively. Distributions to limited partners were 8% of invested capital.
Liquidity and Capital Resources
     Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and notes and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through our credit facilities.
     The following table sets forth our sources and uses of cash for the nine months ended indicated (in thousands):

	September 30,
	2007	2006
Net cash provided by operating activities	$12,073	$2,117
Net cash used in investing activities	(43,530)	(99,488)
Net cash provided by financing activities	17,403	106,273

(Decrease) increase in cash	$(14,054)	$8,902

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. In June 2007 we entered into a term securitization of $276.8 million, the proceeds of which were used to pay off the Merrill Lynch facility and paid down the WestLB facility by $40.2 million. At September 30, 2007, $242.2 million of Merrill Lynch term notes were outstanding. The term notes are divided into $84.0 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. By entering into term note securitization, we reduce outstanding borrowings under our revolving line of credit, which increases the amounts available to us under these facilities to fund additional lease originations.
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities include financial covenants. As of September 30, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. We meet regularly with various sources of capital to help ensure adequate, competitively priced capital is available.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of September 30, 2007 and September 30, 2006, our credit evaluation indicated the need for an allowance for possible losses of $1.4 million and $1.1 million, respectively. As our lease portfolio increases and ages, we anticipate the allowance for possible losses will increase.
     Net cash provided in operations increased by $10.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. The increase was primarily due to decrease in amounts due from lockbox of $5.0 million, and an increase of $1.5 million in amounts due to related parties.
     Net cash used by our investing activities decreased by $56.0 million for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 principally due to an increase in proceeds from direct financing leases and notes of $62.9 million. This was reinvested into new equipment financings.
     Net cash provided by financing activities decreased by $88.9 million for the nine months ended September 30, 2007. The decrease is primarily due to an increase in restricted cash of $24.6 million in our collection account for our term securitization, West LB facility, and Merrill Lynch, a $40.7 million decrease in net capital contributed by limited partners and a $21.2 million decrease in borrowings net of repayments. On October 13, 2006, we reached our maximum subscription of 600,000 limited partner units ($59.9 million).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2007, our outstanding debt totaled $337.8 million, which consists of variable rate debt of $246.3 and fixed rate debt of $91.5 million.
     To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on the WestLB and Merrill Lynch credit facilities at 6.41% and 5.40%, on a weighted average basis, respectively. At September 30, 2007 and September 30, 2006, the notional amounts of the interest rate swaps were $271.1 million and $277.4 million, respectively. The interest rate swap agreements terminate on various dates ranging from March 2009 to March 2014.
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
     There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

LEASE EQUITY APPRECIATION FUND II, L.P. A Delaware Limited Partnership By: LEAF Financial Corporation, its General Partner

November 14, 2007	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer of the General Partner

November 14, 2007	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer, Treasurer of the General Partner