Form 10-K
period 2007-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2008-03-31
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-116595
LEASE EQUITY APPRECIATION FUND II, L.P.
(Exact name of registrant as specified in its charter)

Delaware	20-1056194

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)
110 South Poplar Street, Suite 101, Wilmington Delaware 19801
(Address of principal executive offices)
(800) 819-5556
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12 (b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not applicable
Securities registered pursuant to Section 12 (g) of the Act:
Limited Partnership Units
Title of Each Class
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes      ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes      ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes      ☑ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
The Registrant’s securities are not traded on a public market.
DOCUMENTS INCORPORATED BY REFERENCE
None

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

			Page
PART I
	ITEM 1:	Business	3
	ITEM 1A:	Risk Factors	8
	ITEM 2:	Properties	14
	ITEM 3:	Legal Proceedings	14
	ITEM 4:	Submission of Matters to a Vote of Security Holders	14
PART II
	ITEM 5:	Market for Registrant’s Common Equity and Related Stockholder Matters	14
	ITEM 6:	Selected Financial Data	14
	ITEM 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation	15
	ITEM 7A:	Quantitative and Qualitative Disclosures about Market Risk	19
	ITEM 8:	Financial Statements and Supplementary Data	20
	ITEM 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	35
	ITEM 9A:	Controls and Procedures	35
	ITEM 9B:	Other Information	35
PART III
	ITEM 10:	Directors and Executive Officers of the Registrant	35
	ITEM 11:	Executive Compensation	37
	ITEM 12:	Security Ownership of Certain Beneficial Owners and Management and Related Unit Holder Matters	37
	ITEM 13:	Certain Relationships and Related Transactions	38
	ITEM 14:	Principal Accountant Fees and Services	38
PART IV
	ITEM 15:	Exhibits, Financial Statement Schedules	39

SIGNATURES			40

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
PART I
ITEM 1 – BUSINESS
     We are Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership formed on March 30, 2004. Our General Partner is LEAF Financial Corporation. We were initially capitalized by contributions of $1,000 and $1 by our General Partner and our original limited partner, respectively. We received our minimum subscription proceeds of $2 million (20,000 units), excluding Iowa and Pennsylvania residents and units sold to the original limited partner and our General Partner or its officers, directors, employees or other affiliates, required to begin operations and we broke escrow on April 14, 2005. On October 13, 2006, the Fund reached its maximum subscriptions of 600,000 limited partner units ($59.9 million).
     We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. Also, we focus on the small to mid-size business market, which generally includes businesses with:
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

Our Lease Portfolio
     The following schedules detail the type, net investment (before the allowance for credit losses) and percentage of the various types of equipment leased by the Fund under direct financing leases and notes and operating leases (dollars in thousands):
Direct Financing Leases and Notes

	December 31, 2007
	Net
Type of Equipment	Investment	Percentage
Industrial Equipment	$96,100	28.8%
Medical Equipment	69,545	20.8
Computers	53,590	16.1
Office Equipment	20,097	6.0
Restaurant Equipment	19,553	5.9
Garment Care	16,837	5.0
Communications	15,788	4.7
Software	13,992	4.2
Building systems	9,538	2.9
Other	18,542	5.6

	$333,582	100.0%

	December 31, 2006
	Net
Type of Equipment	Investment	Percentage
Computers	$70,412	22.9%
Medical Equipment	69,632	22.6
Industrial Equipment	60,046	19.5
Office Equipment	20,814	6.8
Software	19,463	6.3
Building systems	16,761	5.5
Restaurant Equipment	14,334	4.7
Garment Care	11,614	3.8
Communications	9,930	3.2
Other	14,543	4.7

	$307,552	100.0%

Operating Leases

	December 31, 2007
	Net
Type of Equipment	Investment	Percentage
Industrial Equipment	$3,476	29.7%
Computers	2,514	21.5
Communications	2,378	20.3
Office Equipment	2,030	17.4
Building systems	419	3.6
Agriculture	360	3.1
Medical Equipment	262	2.2
Restaurant Equipment	197	1.7
Garment Care	43	0.4
Software	14	0.7

	$11,693	100.0%

	December 31, 2006
	Net
Type of Equipment	Investment	Percentage
Communications	$4,254	29.4%
Office Equipment	3,667	25.4
Industrial Equipment	2,780	19.3
Computers	2,247	15.6
Medical Equipment	858	5.9
Building systems	237	1.6
Agriculture	154	1.1
Garment Care	69	0.5
Software	25	0.2
Other	148	1.0

	$14,439	100.0%

     The following schedules detail the types of businesses, by standard industrial classification, that lease our equipment (dollars in thousands):
Direct Financing Leases and Notes

	December 31, 2007
	Net
Type of Business	Investment	Percentage
Services	$153,981	46.1%
Retail Trade	38,120	11.4
Manufacturing	36,334	10.9
Agriculture/Forestry/ Fishing	27,260	8.2
Transportation/ Communication/Energy	20,820	6.2
Construction	19,219	5.8
Wholesale Trade	15,240	4.6
Finance/Insurance/ Real Estate	9,981	3.0
Public Administration	949	0.3
Other	11,678	3.5

	$333,582	100.0%

	December 31, 2006
	Net
Type of Business	Investment	Percentage
Services	$167,652	54.5%
Retail Trade	41,493	13.5
Manufacturing	31,312	10.2
Wholesale Trade	12,958	4.2
Finance/Insurance/ Real Estate	11,386	3.7
Transportation/ Communication/Energy	11,169	3.6
Construction	10,232	3.3
Public Administration	9,533	3.1
Agriculture/Forestry/ Fishing	1,248	0.4
Other	10,569	3.5

	$307,552	100.0%

Operating Leases

	December 31, 2007
	Net
Type of Business	Investment	Percentage
Services	$4,558	39.0%
Construction	3,692	31.6
Manufacturing	1,303	11.1
Finance/Insurance/ Real Estate	622	5.3
Wholesale Trade	424	3.6
Retail Trade	333	2.9
Transportation/ Communication/Energy	273	2.3
Retail Trade	267	2.3
Public Administration	183	1.6
Other	38	0.3

	$11,693	100.0%

	December 31, 2006
	Net
Type of Business	Investment	Percentage
Services	$6,371	44.1%
Construction	3,940	27.3
Manufacturing	1,613	11.2
Mining	621	4.3
Finance/Insurance/ Real Estate	494	3.4
Retail Trade	481	3.3
Wholesale Trade	414	2.9
Public Administration	327	2.3
Agriculture/Forestry/ Fishing	113	0.8
Transportation/ Communication/Energy	65	0.4

	$14,439	100.0%

     In evaluating our allowance for possible uncollectible accounts, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of December 31, 2007 and 2006 our credit evaluation indicated the need for an allowance for credit losses of our lease assets of $ 2.0 million and $1.1 million, respectively.
     Our allowance for credit losses is as follows (in thousands):

	December 31,
	2007	2006
Balance at beginning of year	$1,121	$130
Provision for credit losses	5,847	1,029
Allowance for credit losses, in connection with acquisition	—	920
Net write-offs	(5,008)	(958)

Balance at end of year	$1,960	$1,121

Debt Facilities
     On June 21, 2005, we obtained a $75.0 million credit facility with WestLB AG, New York Branch, (WestLB). This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 1.10% per annum. On June 30, 2006, we increased this facility to $150.0 million and reduced the interest cost to LIBOR plus 0.95% per annum. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to November 2013. As of December 31, 2007, the interest rate swap agreements fixed the interest rate on this facility at 6.13% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit is renewable for a one year period in 2008.
     In September 2007, the Fund closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million ClassA-2 notes, $101.3 million Class A-3 Notes and $14.5 million Class B notes. Interest rates and maturities on the four tranches are as follows: Class A-1 5.38%, maturing in September 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from March 2009 to July 2012. As of December 31, 2007, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.40% on a weighted average basis.
     On September 28, 2006 we obtained a $200.0 million revolving credit facility with Merrill Lynch Commercial Finance Corporation (“Merrill Lynch”) in conjunction with our purchase of approximately $191.7 million in leases and loans from Merrill Lynch. The purchase was funded with $18.7 million of cash and $173.0 million of debt borrowed from Merrill Lynch. This revolving line of credit is collateralized by specific lease and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates, we entered into an interest rate swap agreement. As of December 31, 2007, the interest rate swap agreement fixed the interest rate on the outstanding balance at 5.45% and terminates on various dates ranging from June 2013 to January 2014. Interest and principal are due monthly. Upon closing our 2007-1 term securitization the line of credit was repaid and terminated in June 2006.
     If our Fund’s WestLB facility is not extended at the time of renewal, we would not be required to make full repayment at the time of renewal. Rather we would continue to repay the outstanding debt under its original terms. Therefore the cash flow of our Fund would not be negatively impacted.
     The terms of our Fund’s credit facilities with WestLB include financial covenants. As of December 31, 2007 we are in compliance with all such covenants.
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
     Our General Partner and its affiliates receive substantial fees and other compensation from us such as:
•	our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner in the years ended December 31, 2007 and 2006 were $48,000 and $26,000, respectively;

•	our General Partner receives an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. Organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2006 was $1.7 million. The offering period ended in October 2006;

•	our General Partner receives fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the years ended December 31, 2007 and 2006 were $2.6 million and $2.7 million, respectively;

•	our General Partner receives a subordinated annual asset management fee of either 4% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and notes. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to the General Partner for the years ended December 31, 2007 and 2006 were $3.7 million and $1.6 million, respectively;

•	our General Partner will receive a subordinated commission equal to one-half of a competitive commission, to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our Limited Partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2007 and 2006;

•	our General Partner will receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2007 and, 2006;

•	our General Partner is reimbursed for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to our General Partner for the years ended December 31, 2007 and 2006 were $1.5 million and $871,000, respectively;

•	Anthem Securities, Inc. (“Anthem Securities”) which was the dealer-manager for the offering of our units and an affiliate of our General Partner, received an underwriting fee of 3% of the offering proceeds for obtaining and managing the group of broker-dealers who sold the units in this offering. Underwriting fees paid to Anthem Securities for the year ended December 31, 2006 was $1.4 million. From this fee, Anthem Securities may reimburse selling broker-dealers up to 1% of the proceeds of each unit sold by them for marketing expenses. Anthem Securities received sales commissions of 7% of the proceeds of each unit it sells. Anthem Securities did not directly sell any units to investors and did not retain sale commissions for the years ended December 31, 2007, 2006 and 2005. The offering ended in October 2006.
Competition
     The equipment leasing business is highly fragmented and competitive. We compete with:
•	a large number of national, regional and local banks, savings banks, leasing companies and other financial institutions;

•	captive finance and leasing companies affiliated with major equipment manufacturers; and

•	other sources of equipment lease financing, including other publicly- offered partnerships.
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

Employees
     As is commonly the case with limited partnerships, we do not directly employ any of the persons responsible for our management or operations. Rather, the personnel of our General Partner and/or its affiliates manage and operate our business. Officers of our General Partner may spend a substantial amount of time managing the business and affairs of our General Partner and its affiliates and may face a conflict regarding the allocation of their time between our business and affairs and their other business interests. The officers of our General Partner who provide services to us are not required to work full time on our affairs. These officers may devote significant time to the affairs of our General Partner’s affiliates and be compensated by these affiliates for the services rendered to them. There may be significant conflicts between us and affiliates of our General Partner regarding the availability of these officers to manage us.
ITEM 1A – RISK FACTORS
We May Not Return All of Our Limited Partners’ Investment or Any Rate of Return on Their Investment
     A substantial portion, and possibly all, of the cash distributions our limited partners receive from us will be a return of capital. The portion of our limited partners’ total distributions that is a return of capital and the portion that is investment income will depend on a number of factors and cannot be determined until all of our leases and secured loans have matured or been sold. At that time each of our limited partners will be able to compare the total amount of all cash distributions received by it to its total capital invested in us, and determine its investment income.
Higher Than Expected Equipment Lease and Secured Loan Defaults May Result in Losses
     We expect that our average per unit cost of the equipment subject to our leases and secured loans will be between $40,000 and $75,000, and we intend to focus our leases and secured loans on the small to mid-size business market, which may have greater risks of default than if we had a larger average per unit cost and focused on larger customers. For example, few small to mid-sized private businesses have audited financial statements, which increases the risk that their financial statements may be inaccurate or incomplete, or that our credit evaluations of our customers may not accurately reflect the risk of their potential defaults on our leases and secured loans. Although our general partner and its affiliates have developed credit evaluation systems designed to address this situation their systems may not identify all of the risks involved in the financial statements submitted to us by potential lessees or borrowers. Higher than expected equipment lease or secured loan defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our limited partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment.
     While we will seek to repossess and re-lease or sell any equipment that is subject to a defaulted lease or secured loan, we may not be able to do so on advantageous terms. In some cases, the cost of repossessing the equipment subject to a defaulted lease or secured loan may make trying to recover the equipment impractical. Also, if a lessee or borrower under a defaulted lease or secured loan files for protection under the bankruptcy laws, then:
•	we may experience difficulties and delays in recovering the equipment from the defaulting party;

•	the equipment may be returned in poor condition; and

•	we may be unable to enforce important contract provisions against the insolvent party, including the contract provisions that require the equipment to be returned to us in good condition.
In addition, we may suffer a loss, or our ability to make distributions may be adversely affected, by the high costs of:
•	enforcing a lessee’s or borrower’s contract obligations;

•	recovering equipment from the defaulting party;

•	transporting, storing, and repairing the equipment; and

•	finding a new lessee or purchaser for the equipment.
     Also, we do not expect to be able to recover software that we lease or finance for a customer that is not on a computer’s hard drive and, even if we could do so, we generally would not be able to lease or sell the same software again under the terms of use required by the software vendors.
     If a lessee or borrower defaults on a lease or secured loan, respectively, that we acquired using borrowed funds or subsequently financed, which generally will be the case with respect to all of our leases and secured loans, the entire proceeds from the re-leased or sold equipment will typically first be applied to payment of the financing and only after full repayment to our creditor would we be entitled to any remaining proceeds. In these circumstances, we may lose some or all of our investment in the equipment.
Poor Economic Conditions May Adversely Affect Our Ability to Build Our Portfolio
     The current economic slowdown in the United States could adversely affect our ability to invest the proceeds of this offering as quickly as we would like to if businesses aggressively seek to reduce their costs. If this happens, our distributions to our limited partners during the initial period of our operations may be less than if our offering proceeds were fully invested in accordance with our timetable. It also could result in reduced interest rates, which could reduce the returns we can obtain on our leases and secured loans and, as a consequence, the distributions we can make to our limited partners. Depending primarily on the severity and duration of the slowdown in the economy, the creditworthiness of our lessees and borrowers could be adversely affected if they have difficulty obtaining financing for their business operations, which could cause them to default on their obligations to us and cause us to incur a loss.
     In addition, our ability to obtain leverage to help build our portfolio on terms we deem acceptable may be reduced or delayed, and our costs of borrowing may increase, to the extent the credit markets available to us are or become adversely affected by the current weakness in the national economy precipitated by the ongoing problems in the home mortgage, housing and housing-dependent industries, including banks and other financial services companies.
If We Are Unable to Realize the Residual Value of Our Equipment Under Our Operating Leases, We May Incur Losses
     A significant portion of our portfolio is “operating leases,” under which the net present value of aggregate rental payments during the initial lease term generally is structured to result in our recovery of 80% to 85% of the purchase price of the equipment. Thus, our ability to recover the full purchase price of the equipment and our expected return in connection with an operating lease depends on the potential value of the equipment once the primary lease term expires. We call this the “residual value.” The residual value will depend on numerous factors beyond our control, including:
•	whether the original lessee wants to keep the equipment;

•	the cost of comparable new equipment;

•	whether the leased equipment is obsolete or in poor condition; and

•	whether there is a secondary market for the type of used equipment.
Using Leverage to Build Our Portfolio Subjects Us to the Risk That Our Revenues May Not Be Sufficient to Cover Our Operating Costs Plus Debt Service and, Consequently, May Result in Losses
     We expect to “leverage” the acquisition costs of our equipment through borrowings, including securitization financing. We anticipate that our borrowings and securitization financings will be approximately 80% to 85% of the aggregate acquisition costs of our equipment. However, we are not limited as to the amount of debt or securitization financing that we may incur. As a result, the amount of our debt and securitization financing may be significantly less than 80% or greater than 85%. The actual amount will depend on our general partner’s assessment of the availability of funds on acceptable terms and on the composition of our investment portfolio.
     While leverage can enhance our return on invested capital, if the return on our investments fails to cover the cost of the financings, or if the return is negative, our ability to make distributions to our limited partners will be impaired and the value of our net assets will decline more rapidly than would be the case in the absence of leverage.
     Our general partner anticipates that we will pledge most, if not all, of our portfolio as collateral for our financings. If we are unable to pay our debt service because of the failure of our lessees or borrowers to make timely payments, or due to other factors, we may lose the pledged collateral. Also, lenders or securitizers may require covenants that could restrict our flexibility in making business and financing decisions in the future, and in order to repay our financing, we may be required to dispose of our assets at a time when we would otherwise not do so.
Cost Reimbursements and Significant Fees We Pay to Our General Partner and Its Affiliates, and Reserves Our General Partner Establishes, Reduce Our Cash Available for Distribution to Our Limited Partners
     Before making any distributions to our limited partners, we reimburse our general partner for expenses incurred by it on our behalf during the related period. The amount of these expenses are determined by our general partner subject to limitations set forth in our partnership agreement.
     Some fees are paid without regard to the amount of our cash distributions to our limited partners, and regardless of the success or profitability of our operations.
     The compensation and fees of our general partner and its affiliates were established by our general partner and are not based on arm’s-length negotiations. Also, our general partner determines the amount of cash reserves that we maintain for future expenses, contingencies or investments. The reimbursement of expenses, payment of fees or creation of reserves could adversely affect our ability to make distributions to our limited partners.
Our Limited Partners’ Ability to Dispose of Their Investment in Us Is Limited
     There is no public market for our units, and our partnership agreement imposes significant restrictions on a limited partner’s rights to transfer its units.
     These restrictions were established to comply with federal and state securities laws and so that we will not be considered to be a publicly traded partnership that is taxed as a corporation for federal income tax purposes. Thus, a limited partner probably will not be able to sell or otherwise liquidate its units in the event of an emergency and if it was able to arrange a sale, the price it would receive for its units would likely be at a substantial discount to the price it paid for its units. Also, its units probably will not be readily acceptable as collateral for loans.
     A limited partner should invest in us only if it is prepared to hold its units for at least nine years, which is the period consisting of:
•	an offering period of up to two years;

•	an additional five-year operating period; and

•	a subsequent maturity period of approximately two years, during which our leases and secured loans will either mature or be sold and we will liquidate our other assets.
     As a result, a limited partner should view its investment in us as illiquid and should not purchase our units unless it has no need for the funds it invests. It should also consider that our anticipated term as a partnership of nine years as described above could be more than nine years if we encounter unexpected difficulties in liquidating our investments.
Our Limited Partners have Very Limited Voting Rights and Ability to Control Our Business
     Unlike a holder of common stock in a corporation, a limited partner has only limited voting rights on matters affecting our business. For example a limited partner has no right to elect our general partner on an annual or other continuing basis. Instead, our general partner may be removed only on the vote of limited partners holding a majority of our outstanding units. Under our partnership agreement, however, neither our general partner nor any of its affiliates may participate in any vote by the limited partners to remove our general partner as general partner and approve the appointment of a substitute general partner.
Our General Partner May Be Subject To Various Conflicts of Interest Arising Out of Its Relationship to Us
     We do not employ our own full-time officers, directors or employees. Instead, the officers, directors and employees of our general partner’s affiliates supervise and control our business affairs, as well as the affairs of their other businesses. Therefore, they devote to us and our business only the amount of time that they think is necessary to conduct our business.
Our General Partner’s Investment Committee is Not Independent
     Any conflicts in determining and allocating investments between us and our general partner, or between us and another program managed by our general partner or its affiliates, will be resolved by our general partner’s investment committee. Since all of the members of our general partner’s investment committee are officers of our general partner and certain of its affiliates, and are not independent, matters determined by the investment committee, including conflicts of interest between us and our general partner and its affiliates involving investment opportunities, may not be as favorable to our investors as they would be if independent members were on the committee. Generally, if an investment is appropriate for more than one program our general partner and its investment committee will allocate the investment to a program (which includes us) after taking into consideration at least the following factors:
•	which program has been seeking investments for the longest period of time;

•	whether the program has the cash required for the investment;

•	whether the amount of debt to be incurred with respect to the investment is acceptable for the program;

•	the effect the investment would have on the program’s cash flow;

•	whether the investment would further diversify, or unduly concentrate, the program’s investments in a particular lessee, class or type of equipment, location, industry, etc.; and

•	whether the term of the investment is within the term of the program.
     Not withstanding the foregoing, our general partner and its investment committee may make exceptions to these general policies when, in our general partner’s judgment, other circumstances make application of these policies inequitable or uneconomic.
     Also, under our partnership agreement our general partner and its affiliates may engage in equipment acquisitions, financing secured loans, refinancing, leasing and releasing opportunities on their own behalf or on behalf of other partnerships, even if they compete with us. Our general partner could be confronted with decisions whereby it would have an economic incentive to place its interests above ours.

Our General Partner May Have Difficulty Managing Its Growth, Which May Divert Its Resources and Limit Its Ability to Expand Its Operations Successfully
     The amount of assets that our general partner and its affiliates manage has grown substantially in recent years and our general partner and its affiliates intend to continue to sponsor funds similar to us, which may be concurrent with us, and they expect to experience further growth in their respective assets under management. Our general partner’s future success will depend on the ability of its and its affiliates’ officers and key employees to implement and improve their operational, financial and management controls, reporting systems and procedures, and manage a growing number of assets and investment funds. They, however, may not implement improvements to their management information and control systems in an efficient or timely manner and they may discover deficiencies in their existing systems and controls. Thus, our general partner’s anticipated growth may place a strain on its administrative and operations infrastructure, which could increase its costs and reduce its efficiency.
If We Do Not Generate Sufficient Cash, We Will Not Be Able to Pay Monthly Annual Distributions to Our Limited Partners or Reinvest a Portion of Our Net Revenues in Additional Investments During the Operating Period
     During the period beginning with our initial closing and ending five years after the completion of this offering (the “operating period”), we have the right to reinvest all net revenues we may have above the amounts necessary to pay our limited partners distributions in an aggregate amount equal to 8.0% annually on their respective adjusted capital contributions, in additional equipment leases and secured loans. However, for the reasons described in this “Risk Factors” section, limited partners should not assume that we will be able to generate cash for reinvestment in additional equipment leases and secured loans or even that we will generate cash sufficient to pay our limited partners all or any part of an 8.0% annual distribution.
Our Cash Distributions May Not Return Our Limited Partners’ Investment or Provide a Return on Their Investment, and May Be Reduced or Delayed
     The actual amounts of cash we generate will depend on numerous factors which may be beyond our control and may reduce or delay our cash distributions to our limited partners, including:
•	the demand for the equipment leases and secured loans we provide;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms to build our equipment portfolio;

•	required principal and interest payments on the debt we intend to incur;

•	profitability of our operations;

•	equipment lease and secured loan defaults;

•	prevailing economic conditions; and

•	government regulations.
Our Success Is Subject to Risks Inherent in the Equipment Leasing and Finance Business, Any of Which May Affect Our Ability to Operate Profitably
     A number of factors may affect our ability to operate profitably. These include:
•	changes in economic conditions, including fluctuations in demand for equipment, interest rates and inflation rates;

•	the quality of the equipment we acquire and lease or finance;

•	the continuing strength of equipment manufacturers;

•	the timing of our equipment purchases and our ability to forecast technological advances;

•	technological and economic obsolescence of the equipment we acquire;

•	our ability to obtain financings or leverage, including securitizations, on acceptable terms, to build our equipment portfolio;

•	defaults by our lessees or borrowers; and

•	increases in our expenses, including labor, tax and insurance expenses.
Interest Rate Changes May Reduce the Value of Our Portfolio and Our Returns
     Changes in interest rates will affect the market value of our portfolio. In general, the market value of an equipment lease or secured loan will change in inverse relation to an interest rate change when the equipment lease or secured loan has a fixed rate of return. Thus, in a period of rising interest rates, the market value of our equipment leases and secured loans will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it.
     Interest rate changes will also affect the return we obtain on new equipment leases or secured loans. For example, during a period of declining rates, our gross revenues may be reduced because our reinvestment of rental and loan payments may be at lower rates than we obtained in prior equipment leases or secured loans, or the existing equipment leases or secured loans may be prepaid by the lessee or the borrower. Also, when we obtain financing (i.e., borrowings or securitizations) an increase in interest rates will not necessarily be reflected in increased rates of return on the equipment leases or secured loans funded through that debt, which would adversely affect our net return on the equipment leases and secured loans. Thus, interest rate changes may materially affect our revenues, which in turn may affect the amount we are able to distribute to our limited partners.
Our Inability to Obtain Insurance For Certain Types of Losses Means We Must Bear the Cost of Any Losses From the Non-Insurable Risks
     While our equipment leases and secured loans will generally require lessees or borrowers to have comprehensive insurance on the equipment under lease or financed and to assume the risk of loss, some losses may be either uninsurable or not economically feasible to insure, such as losses from war, earthquakes or terrorist acts. Furthermore, we can neither anticipate nor obtain insurance against all possible contingencies that may affect the equipment. If an event occurs for which we have no insurance, we could lose some or all of our investment in the affected equipment.
Participation With Affiliated Programs or Third-Parties in Joint Ventures May Require Us to Pay Additional Costs or Incur Losses Because of Actions Taken By the Third-Parties
     Our partnership agreement permits us to invest in equipment, leases and secured loans through joint venture arrangements with our general partner’s affiliated investment programs or independent third-parties. Investing in joint ventures involves risks not present when we invest by our self. These risks include:
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

ITEM 2 – PROPERTIES
     We do not own or lease any real property.
ITEM 3 – LEGAL PROCEEDINGS
     We are not subject to any pending material legal proceedings.
ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of our Limited Partners during the fourth quarter of the year ended December 31, 2007.
PART II

ITEM 5 –	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our limited partnership units are not publicly traded. There is no market for our limited partnership units and it is unlikely that any will develop. The following table shows the number of equity security holders..

Number of Partners
as of
Title of Class	December 31, 2007
Limited Partnership units	1,415
General Partnership units	1
     Total distributions paid to limited partners for years ended December 31, 2007, 2006 and period ended December 31, 2005 were $4.8 million, $2.6 million and $332,000, respectively.
ITEM 6 – SELECTED FINANCIAL DATA
     The following selected financial data should be read together with our financial statements, the notes to our financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. The financial data for the period ended December 31, 2005 is for the period beginning with the commencement of our operations on April 14, 2005 through December 31, 2005; and, accordingly, we deem April 14, 2005 to be the commencement of our operations and we refer to the period from that date through December 31, 2005, as the period ended December 31, 2005 (in thousands; except unit data).

	Years Ended December 31
	2007	2006	2005
Revenues	$34,864	$14,888	$1,194
Expenses	$36,752	$14,756	$1,632
Net (loss) income	$(1,888)	$132	$(438)
Distributions to Partners	$4,843	$2,624	$332
Weighted average number of limited partnership units outstanding during the year	599,095	370,349	51,053
Net (loss) income per weighted limited partnership unit	$(3.12)	$0.35	$(8.49)

	As of December 31,
	2007	2006	2005	2004
Total assets	$377,388	$346,342	$44,720	$1,001
Net investment in direct financing leases and notes	$331,622	$306,431	$37,759	$—
Equipment under operating leases, net	$11,693	$14,439	$4,359	$—
Debt	$324,170	$291,118	$34,512	$—
Partners’ capital	$37,142	$50,479	$9,773	$1,001

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION
General
     We are Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership that commenced operations on April 14, 2005. Our General Partner is LEAF Financial Corporation. LEAF Financial Corporation (“the General Partner” or “LEAF”), is an indirect subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.
     As of October 13, 2006, the date our offering period terminated, we had raised $59.9 million through the sale of 600,000 limited partner units.
     We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. In addition, as an accommodation to our end user customers, up to 20% of our funds available for investment at any given time may be used to make secured loans to the end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical equipment, copiers, office furniture, equipment, telecommunications equipment and machinery used in manufacturing and construction. We focus on the small to mid-size business market, which generally includes businesses with:
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
     Our offering began on December 28, 2004 and we broke escrow on April 14, 2005 (commencement of operations). The period from April 14, 2005 to December 31, 2005 is hereafter referred to as the period ended December 31, 2005. As of December 31, 2007 our portfolio contained 13,305 equipment leases with 11,565 individual end users located in 50 states. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of December 31, 2007, we had a net investment of $331.6 million in direct financing leases and notes and a net investment of $11.7 million in equipment under operating leases for a total investment in equipment financing assets of $343.3 million.

     Our average original equipment cost per equipment financing transaction was $41,400 and $41,685, as of December 31, 2007 and 2006 respectively. As of December 31, 2007 and 2006, the average initial term of our financing was 53 months and 47 months, respectively. As of December 31, 2007 and 2006, 15% and 14% of our equipment was located in California, respectively. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2007 our outstanding debt was $324.2 million.
Results of Operations
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Total revenues increased to $34.9 million for the year ended December 31, 2007 as compared to $14.9 million for the year ended December 31, 2006, an increase of $20.0 million (134%). The increase in revenue for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was a result of the following:
•	Interest income on equipment financings increased to $24.9 million for the year ended December 31, 2007 as compared to $9.9 million for the year ended December 31, 2006 an increase of $15.0 million (152%). Our average investment in direct financing leases and notes increased to $319.0 million for the year ended December 31, 2007 as compared to $172.1 million for the year ended December 31, 2006, an increase of $146.9 million (85%) This increase is principally due to our acquisition of a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch at September 30, 2006. In addition the growth was driven by our General Partner’s increased sales to us, marketing efforts supported by lines of financing, and to the purchase of a lease portfolio from Pacific Capital Bank of $31.1 million at June 30, 2007.

•	Rental income increased to $5.7 million for the year ended December 31, 2007 as compared to $3.8 million for the year ended December 31, 2006, an increase of $1.9 million (51%). Our average investment in operating leases increased to $13.1 million for the year ended December 31, 2007 as compared to $9.4 million for the year ended December 31, 2006, an increase of $3.7 million (39%).

•	Gain on sale of equipment and lease dispositions increased to $1.8 million for the year ended December 31, 2007 as compared to $458,000 for the year ended December 31, 2006, an increase of $1.3 million (294%). Gains and losses from equipment and lease dispositions may vary significantly from period to period.

•	Other income increased to $2.5 million for the year ended December 31, 2007 as compared to $758,000 for the year ended December 31, 2006, an increase of $1.7 million (224%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts. Our average investment in direct financing leases and notes increased to $319.0 million for the year ended December 31, 2007 as compared to $172.1 million for the year ended December 31, 2006, an increase of $146.9 million (85%).
     Total expenses increased to $36.8 million for the year ended December 31, 2007 as compared to $14.8 million for the year ended December 31, 2006, an increase of $22.0 million (149%). This increase was a result of the following:
•	Interest expense increased to $18.6 million for the year ended December 31, 2007 as compared to $7.3 million for the year ended December 31, 2006, an increase $11.3 million (156%). This increase is primarily due to the increase in average debt outstanding. Out average debt increased to $307.6 million as of December 31, 2007 as compared to $162.8 million as of December 31, 2006, an increase of $144.8 million (89%). This increase is principally due to our acquisition of a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch at September 30, 2006. Generally interest rates on all our debt facilities are based on one month LIBOR and fluctuate with changes in LIBOR.

•	Depreciation on operating leases increased to $4.8 million for the year ended December 31, 2007 as compared to $3.1 million for the year ended December 31, 2006, an increase of $1.7 million (53%). Our average investment in operating leases increased to $13.1 million for the year ended December 31, 2007 as compared to $9.4 million for the year ended December 31, 2006, an increase of $3.7 million (39%)

•	Our provision for credit losses increased to $5.8 million for the year ended December 31, 2007 as compared to $1.0 million for the year ended December 31, 2006, an increase of $4.8 million (468%). As our portfolio increases and ages, we expect that our provision for credit losses will increase. This increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $3.7 million for the year ended December 31, 2007 as compared to $1.6 million for the year ended December 31, 2006, an increase of $2.1 million (131%). This increase is directly attributable to our higher receipts of payments on lease assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $1.5 million for the year ended December 31, 2007 as compared to $871,000 for the year ended December 31, 2006, an increase of $630,000 (72%). This increase is due to the increase in our portfolio of equipment financing assets

•	General and administrative expenses increased to $2.4 million for the year ended December 30, 2007 as compared to $875,000 for the year ended December 31, 2006, an increase of $1.5 million (173%). This increase is primarily attributable to an increase in legal costs associated with increased collection efforts. We expect the increase in legal costs will result in future recoveries of credit losses.
     Our net (loss) income for the years ended December 31, 2007 and 2006 was $(1.9) million and $132,000, respectively. The net (loss) income per limited partnership unit, after the (loss) income allocated to our General Partner for the years ended December 31, 2007 and 2006 was $(3.12) and $0.35, respectively, based on a weighted average number of limited partnership units outstanding of 599,095 and 370,349, respectively.
     Partners’ distributions paid during the years ended December 31, 2007 and 2006 were $4.8 million and $2.6 million, respectively. Distributions to partners were 8.0 % of invested capital.
Liquidity and Capital Resources
     Our major sources of liquidity have been obtained by the sale of partnership units and bank debt. Our primary cash requirements, in addition to investment in leases, are for debt service, operating expenses, and distribution to partners. In addition, we plan to meet our cash requirements through our operations and credit facilities.
     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2007	2006	2005
Net cash provided by (used in) operating activities	$12,934	$(240)	$(476)
Net cash used in investing activities	(29,157)	(106,543)	(42,349)
Net cash provided by financing activities	2,272	119,959	43,858

(Decrease) increase in cash	$(13,951)	$13,176	$1,033

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. In June 2007 we entered into a term securitization of $276.8 million, the proceeds of which were used to pay off the Merrill Lynch facility and paid down the WestLB facility by $40.2 million. At December 31, 2007, $214.7 million of 2007-1 securitized term notes were outstanding. At issuance the term notes were divided into $84.0 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. By entering into term note securitization, we reduce outstanding borrowings under our revolving line of credit, which increases the amounts available to us under these facilities to fund additional lease originations.
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities include financial covenants. As of December 31, 2007, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. We meet regularly with various sources of capital in order to ensure that adequate, competitively priced capital is available.
     Our liquidity could also be affected by higher than expected equipment lease defaults, resulting in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults was sufficiently large, could result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for credit losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of December 31, 2007 and December 31, 2006, our credit evaluation indicated the need for an allowance for credit losses of $ 2.0 million and $1.1 million, respectively. As our lease portfolio increases, we anticipate the allowance for credit losses will increase.

     We describe factors affecting our liquidity, as well as the risks and uncertainties relating to our ability to generate this liquidity, in Item 1A, “Risk Factors” and in this item in “Results of Operations,” and “Contractual Obligations and Commercial Commitments.”
     Net cash provided in operations increased by $13.2 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The increase was primarily due to decrease in amounts due from lockbox of $7.0 million, a $3.9 million increase in income from operations, as adjusted for non-cash items, and an increase of $1.8 million in amounts due to related parties.
     Net cash used by our investing activities decreased by $77.4 million for year ended December 31, 2007 as compared to the year ended December 31, 2006 principally due to an increase in proceeds from direct financing leases and notes of $69.1 million. These proceeds were reinvested into new equipment financings.
     Net cash provided by financing activities decreased by $117.7 million for the year ended December 31, 2007 as compared to the year ended December 31, 2006. The decrease is primarily due to an increase in restricted cash of $23.2 million in our collection account for our term securitization, West LB facility, and Merrill Lynch, a $47.9 million decrease in net capital contributed by limited partners and a $50.5 million decrease in borrowings net of repayments. On October 13, 2006, we reached our maximum subscription of 600,000 limited partner units ($59.9 million).
Contractual Obligations and Commercial Commitments
     The following table sets forth our obligations and commitments as of December 31, 2007 (in thousands)

		Less
	Total	than 1 Year	1-3 Years	4-5 Years	After 5 years
Long term debt	$324,170	$109,291	$153,248	$54,000	$7,631

Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of its fiscal year 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
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

     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the year ended December 31, 2007 and the period ended December 31, 2006.
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
     We discontinue the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
     Derivative Instruments and Hedging Activities. We account for our derivative instruments and hedging activities in accordance with SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS No. 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues.
ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
     At December 31, 2007 our outstanding debt totaled $324.2 million which consists of a variable rate debt of $109.5 million with the WestLB facility and a variable rate debt of $214.7 million with the Merrill Lynch facility.
     To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rate on the WestLB facility at 6.13% and on the Merrill Lynch facility at 5.40% on a weighted average basis. At December 31, 2007 and 2006, the notional amounts of the interest rate swaps were $181.8 million and $287.2 million, respectively. The interest rate swap agreements terminate on various dates ranging from December 2010 to January 2014.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. and subsidiaries, LEAF II, LLC. and LEAF II Receivables Funding LLC as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund II, L.P. and subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 31, 2008

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006
ASSETS
Cash	$259	$14,210
Restricted cash	27,997	2,574
Accounts receivable	297	475
Due from lockbox	1,445	4,565
Investment in direct financing leases and notes, net	331,622	306,431
Investment in operating leases (net of accumulated depreciation of $7,885 and $3,577)	11,693	14,439
Fair value of interest rate swaps	—	1,803
Other assets	4,075	1,845

	$377,388	$346,342

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$324,170	$291,118
Accounts payable and accrued expenses	1,256	1,081
Security deposits	5,143	3,020
Fair value of interest rate swaps	6,623	—
Due to related parties	3,054	644

Total liabilities	340,246	295,863
Partners’ Capital	37,142	50,479

	$377,388	$346,342

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)

	Years Ended December 31,
	2007	2006	2005
Income:
Interest on equipment financings	$24,852	$9,876	$862
Rental income	5,747	3,796	290
Gain (loss) on sale of equipment and lease dispositions, net	1,806	458	(5)
Other	2,459	758	47

	34,864	14,888	1,194

Expenses:

Interest expense	18,545	7,256	584
Depreciation on operating leases	4,794	3,133	247
Provision for credit losses	5,847	1,029	130
Management fees to related party	3,680	1,592	140
Administrative expenses reimbursed to related party	1,501	871	340
General and administrative expenses	2,385	875	191

	36,752	14,756	1,632

Net (loss) income	$(1,888)	$132	$(438)

Weighted average number of limited partner units outstanding during the period	599,095	370,349	51,053

Net (loss) income per weighted average limited partner unit	$(3.12)	$0.35	$(8.49)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except unit data)

				Accumulated
	General			Other
	Partner	Limited Partners		Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	(Loss) Income
Balance at December 31, 2004	$1	—	$—	$—	$1
Limited Partners’ contribution	—	120	11,979	—	11,979
Offering costs related to the sale of Limited Partnership units	—	—	(1,596)	—	(1,596)
Cash distributions paid	(3)	—	(329)	—	(332)
Redemption of initial Limited Partnership units	—	—	—	—	—
Net loss	(5)	—	(433)	—	(438)	$(438)
Unrealized gain on hedging derivative	—	—	—	159	159	159

Balance at December 31, 2005	(7)	120	9,621	159	9,773	$(279)

Limited Partners’ contribution	—	480	47,884	—	47,884
Offering costs related to the sale of Limited Partnership units			(6,330)	—	(6,330)
Cash distributions paid	(26)	—	(2,598)	—	(2,624)
Net income	1	—	131	—	132	$132
Unrealized gain on hedging derivative		—		1,644	1,644	1,644

Balance at December 31, 2006	(32)	600	48,708	1,803	50,479	$1,776

Cash distributions paid	(48)	—	(4,795)	—	(4,843)
Redemption of initial Limited Partnership units		(2)	(189)	—	(189)
Net loss	(19)	—	(1,869)	—	(1,888)	$(1,888)
Unrealized loss on hedging derivative	—	—	—	(6,194)	(6,194)	(6,194)
Amortization of gain on financial derivative	—	—	—	(223)	(223)	(223)

Balance at December 31, 2007	$(99)	598	$41,855	$(4,614)	$37,142	$(8,305)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(1,888)	$132	$(438)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
(Gain) loss on sale of equipment and lease dispositions net	(1,806)	(458)	5
Depreciation	4,794	3,133	247
Provision for credit losses	5,847	1,029	130
Amortization of deferred financing costs	323	71	23
Amortization of gain on financial derivative	(223)	—	—
Changes in operating assets and liabilities:
Accounts receivable	179	(423)	(52)
Due from lockbox	3,121	(3,896)	(670)
Other assets	2	(1,269)	(6)
Accounts payable and accrued expenses	175	867	215
Due to related parties, net	2,410	574	70

Net cash provided by (used in) operating activities	12,934	(240)	(476)

Cash flows from investing activities:
Investment in direct financing leases and notes	(149,176)	(146,382)	(38,983)
Investment in equipment under operating leases	(1,533)	(13,228)	(4,606)
Proceeds from direct financing leases, net of earned income	119,429	50,360	1,089
Security deposits, net	2,123	2,707	151

Net cash used in investing activities	(29,157)	(106,543)	(42,349)

Cash flows from financing activities:
Proceeds from borrowings	155,229	124,689	36,266
Repayment of debt	(122,177)	(41,126)	(1,754)
Increase in restricted cash	(25,423)	(2,195)	(379)
Increase in deferred financing costs	(2,557)	(339)	(326)
Proceeds from termination of financial derivatives	2,232	—	—
Limited Partners’ capital contributions	—	47,884	11,979
Payment of offering costs incurred for the sale of limited partnership units	—	(6,330)	(1,596)
Partners’ distributions	(4,843)	(2,624)	(332)
Redemption of limited partner units	(189)	—	—

Net cash provided by financing activities	2,272	119,959	43,858

(Decrease) increase in cash	(13,951)	13,176	1,033
Cash, beginning of year	14,210	1,034	1

Cash, end of year	$259	$14,210	$1,034

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”). LEAF Financial Corporation is a subsidiary of Resource Leasing, Inc., which is a wholly owned subsidiary of Resource America, Inc (“RAI”). RAI is a publicly-traded company (Nasdaq: REXI) operating in the commercial finance, real estate and financial fund management sectors. On October 13, 2006 the Fund reached its maximum subscription of 600,000 Limited Partners units ($59.9 million).
     The Fund seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States and Puerto Rico. The Fund also seeks to acquire existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
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
     As of December 31, 2007, in addition to its 1% General Partnership interest, the General Partner also owns a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Partnership Agreement.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF II, LLC. and LEAF II Receivables Funding LLC. All intercompany accounts and transactions have been eliminated in consolidation.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses and impairment of long-lived assets and the fair value of interest rate swaps. Actual results could differ from those estimates.
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
     The Fund’s allowance for credit losses is primarily based on factors which include the Funds historical loss experience or equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2007, the Fund had deposits at three banks totaling $28.5 million of which $28.2 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
     In addition as of December 31, 2007, 15% of our financing was located in California.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2007, 2006 and 2005.
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
     The Company discontinues the recognition of revenue for leases and notes for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.
Income Taxes
     Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Supplemental Disclosure of Cash Flow Information
     Information for the years ended December 31, 2007, 2006 and 2005 (in thousands)

	2007	2006	2005
Cash paid for:
Interest	$17,874	$6,686	$508

Non-cash activities:
Purchase of financing assets from Merrill Lynch Equipment Finance	$—	$173,043	$—

Borrowings under revolving line of credit Merrill Lynch Commercial Finance Corporation	$—	$(173,043)	$—

Borrowings under 2007-1 Term Securitization	$(267,237)	$—	$—

Repayment of Merrill Lynch and WestLB line of credit	$267,237	$—	$—

Recently Issued Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The Fund is currently evaluating the expected effect of SFAS 159 on its consolidated financial statements.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Fund in the first quarter of the year ended December 31, 2008. The Fund is currently determining the effect, if any, the adoption of SFAS 157 will have on its financial statements.
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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
December 31, 2007
NOTE 3 – RESTRICTED CASH
     Restricted cash as of December 31, 2007 and 2006 includes cash being held in reserve by the Fund’s lenders.
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
NOTE 5 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are for initial lease terms ranging from 3 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable range from 7% to 13%. As of December 31, 2007 and 2006, 15% and 14%, respectively, of equipment financing respectively, was located in California. The Fund’s net investment in direct financing leases and notes as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Direct financing leases	$268,983	$264,711
Notes receivable	64,599	42,841

	333,582	307,552
Allowance for credit losses	(1,960)	(1,121)

	$331,622	$306,431

     The components of direct financing leases as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31,
	2007	2006
Total future minimum lease payments	$301,449	$292,944
Unearned rental income	(35,846)	(34,892)
Residuals, net of unearned residual income	3,380	6,659

	$268,983	$264,711

     The following is a summary of the Fund’s allowance for credit losses for the years indicated (in thousands):

	Years Ended December 31
	2007	2006
Allowance for credit losses, beginning of period	$1,121	$130
Provision for credit losses	5,847	1,028
Allowance for credit losses, in connection with acquisition (see Note 7)	—	920
Net write-offs	(5,008)	(957)

Allowance for credit losses, end of period	$1,960	$1,121

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 5 - INVESTMENT IN LEASES AND NOTES — (Continued)
     At December 31, 2007, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

Years Ending	Direct
December 31,	Financing Leases	Notes	Operating Leases	Total
2008	$118,208	$14,142	$4,950	$137,300
2009	86,560	14,593	2,843	103,996
2010	55,153	13,711	1,496	70,360
2011	28,191	11,410	466	40,067
2012	9,121	7,486	82	16,689
Thereafter	4,216	3,257	22	7,495

	$301,449	$64,599	$9,859	$375,907

NOTE 6 – OTHER ASSETS
     As of December 31, 2007 and 2006, other assets include $2.8 million and $571,000 respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2007 and 2006 is $417,000 and $94,000, respectively. Amortization expense for each of the five succeeding twelve month periods ending December 31, 2008, 2009, 2010, 2011 and 2012 are $484,000, $484,000, $484,000, $484,000 and $440,000 respectively.
NOTE 7 – EQUIPMENT FINANCE PORTFOLIO ACQUISTION
     On September 28, 2006 the Fund purchased a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch Pierce Fenner & Smith Incorporated (“ML”). The purchase was funded with $18.7 million of cash and $173.0 million of debt borrowed from ML. This portfolio was previously serviced by the Fund’s General Partner. The purchase price was recorded at the Fund’s cost, which is equal to the estimated fair value of the assets acquired. The Fund established an allowance for credit losses of $920,000, based on the aging of the portfolio at the time of acquisition. To the extent credit losses incurred in the future on the acquired portfolio exceeds the initial allowance such losses will be charged to operations when the loss becomes known.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 8 - DEBT
     The table below summarizes the Fund’s debt as of December 31, 2007 and 2006 (in thousands):

	December 31,
	2007	2006
In September 2007, the Fund closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. Interest rates and maturities on the four tranches are as follows: Class A-1 5.38%, maturing in September 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from January 2010 to July 2012 (See Note 9). As of December 31, 2007, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.40% on a weighted average basis
	$214,653	$—

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from August 2013 to November 2014. As of December 31, 2007, the interest rate swap agreements fix the interest rate on the outstanding balance at 6.13% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for a one year period in 2008
	109,517	99,731

Merrill Lynch Commercial Finance Corporation revolving line of credit, with an aggregate borrowing limit of $200 million collateralized by specific leases and notes receivables and related equipment. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund had entered into interest rate swap agreements. The interest rate swap agreements terminated in June 2007 (See Note 9) The line of credit was satisfied in June 2007	—	191,387

Total outstanding debt	$324,170	$291,118

If the Fund’s WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under its original terms. Therefore the cash flow of the Fund would not be negatively impacted.
The terms of the Fund’s credit facility with WestLB include financial covenants. As of December 31, 2007, the Fund is in compliance with all such covenants.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 8 - DEBT (continued)
     The debt maturity for each of the five succeeding fiscal years ended December 31, and thereafter, are as follows:

2008	$109,291
2009	89,595
2010	63,653
2011	37,616
2012	16,384
Thereafter	7,631

$324,170

NOTE 9 - DERIVATIVE INSTRUMENTS
     The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.
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
     Before entering into a derivative transaction for hedging purposes, the Fund determines that a high degree of initial effectiveness exists between the change in the value of the hedged item and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative will be effectively offset by the change in the value of the hedged asset or liability. The Fund measures the effectiveness of each hedge throughout the hedge period. Any hedge ineffectiveness, as defined by US GAAP, is recognized in the income statement.
     There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will exceed the benefits.
     The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization (see Note 8). The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which is recorded in other comprehensive income at September 30, 2007. The Fund will amortize the gain to interest expense over the remaining term of the terminated swap agreements. As of December 31, 2007 and 2006, $223,000 and $0, respectively was recognized into interest expense.
     At December 31, 2007 and 2006, the notional amounts of the interest rate swaps were $181.8 million and $287.2 million, respectively. For the years ended December 31, 2007 and 2006, the Fund had an unrealized loss of $6.2 million and an unrealized gain of $1.6 million, on these interest rate swaps, respectively. Both are included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the year ended December 31, 2007 for hedge ineffectiveness. Assuming market rates remain constant with the rates of December 31, 2007, $3.1 million of the $4.6 million in accumulated other comprehensive loss is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
NOTE 10 – TRANSACTIONS WITH AFFILIATES
     The General Partner and Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Atlas America Inc., RAI’s former energy subsidary, received an organization and offering allowance of 3.5% of the offering proceeds raised. This amount includes reimbursement to Anthem Securities to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges are recorded by the Fund as offering costs related to the sale of Partnership units on the Consolidated Statements of Partners’ Capital.
     Anthem Securities received an underwriting fee of up to 3.0% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Anthem Securities also received sales commissions of 7.0% of the proceeds of each unit sold by the Selling Dealers. Anthem Securities did not directly sell any units to the Fund’s Limited Partners through the term of the offering from October 13, 2006 through December 31, 2007.
     The General Partner receives a fee for assisting the Fund in acquiring equipment for lease and portfolios of equipment subject to existing equipment leases equal to 2.0% of the purchase price the Fund pays for the equipment or portfolios of equipment subject to existing equipment financing.
     The General Partner receives a subordinated annual asset management fee equal to 4.0% of gross rental payments for operating leases, as defined in the partnership agreement, or 2.0% of gross rental payments for full payout leases, or a competetive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s five-year investment period, the management fee will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
     The General Partner receives a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3.0% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the Limited Partners of a cumulative 8.0% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the years ended December 31, 2007, 2006 and 2005.
     The General Partner and its parent company are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner receives a commission equal to the lesser of a competitive rate or 2.0% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the years ended December 31, 2007, 2006 and 2005.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates as indicated (in thousands):

	Years Ended December 31
	2007	2006	2005
Acquisition fees	$2,587	$2,648	$870
Asset management fees	$3,680	$1,592	$140
Organization and offering expenses	$—	$1,676	$419
Reimbursed administrative expenses	$1,501	$871	$340
Underwriting fees	$—	$1,405	$359
     Amounts due to related parties, as of December 31, 2007 and 2006 represents monies due to the General Partner for management fees and lease acquisition fees not yet paid.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2007
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
NOTE 12 – COMPREHENSIVE INCOME (LOSS)
          Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income (loss)” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses and the amortization of the gain realized on the termination of the interest rate swap agreements in connection with the term securitization.
NOTE 13 – NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
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

ITEM 9 – CHANGES IN AND DISAREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          NONE
ITEM 9A – CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          Under the supervision and with the participation of the Fund’s General Partner’s management, including the General Partner’s chief executive officer and chief financial officer, the General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)) as of December 31, 2007, with respect to the Fund and, based on their evaluation, the chief executive officer and the chief financial officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information concerning us which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported by the Fund within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to the Fund’s General Partner’s management, including our General Partner’s chief executive officer and chief financial officer, as appropriate to allow for timely disclosure. There have been no significant changes in the Fund’s General Partner’s internal controls or in other factors with respect to the Fund that could significantly affect these controls in the fourth quarter of 2007 and subsequent to the date of their evaluation.
ITEM 9B –OTHER INFORMATION
          NONE
PART III
ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          The Fund’s General Partner manages its activities. Unit holders do not directly or indirectly participate in the Fund’s management or operation or have actual or apparent authority to enter into contracts on the Fund’s behalf or to otherwise bind us. The Fund’s General Partner will be liable, as General Partner, for all of the Fund’s debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by it are specifically with recourse only to the Fund’s assets. Whenever possible, the Fund’s General Partner intends to make any of our indebtedness or other obligations with recourse only to the Fund’s assets.
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
          The following table sets forth information with respect to the directors and executive officers of the Fund’s General Partner.

Name	Age	Position
Crit S. DeMent	55	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	48	President, Chief Operating Officer and Director
Jonathan Z. Cohen	37	Director
Alan D. Schreiber, M.D.	66	Director
Linda Richardson	60	Director
Robert K. Moskovitz	51	Chief Financial Officer and Treasurer
David H. English	57	Executive Vice President
Daniel G. Courtney	45	Executive Vice President – Investment Programs
Robert Hunter	42	Chief Marketing Officer and Executive Vice President

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
          JONATHAN Z. COHEN has been a Director of our General Partner since January 2002, and was a Director of LEAF Asset Management from January 2002 until June 2004. Mr. Cohen has been President of Resource America, Inc. since 2003, Chief Executive Officer since 2004 and a Director since 2002. He was Chief Operating Officer of Resource America, Inc. from 2002 to 2004, Executive Vice President from 2001 to 2003 and Senior Vice President from 1999 to 2001. He also has been Vice Chairman of the Managing Board of Atlas Pipeline Partners GP since its formation in 1999, Vice Chairman of Atlas America, Inc. since its formation in 2000.
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

          DANIEL G. COURTNEY was appointed Executive Vice President, Investment Programs of our General Partner in October 2005. Mr. Courtney also is or will be registered through Anthem Securities, an affiliate of LEAF Financial Corporation which serves as dealer-manager of the offering of our units. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From April 2000 to October 2003 Mr. Courtney was Vice President of Marketing and Business Development for BridgeSpan, Inc., which provided technology and financial services to banks and insurance companies.
          ROBERT J. HUNTER has been Executive Vice President and Chief Marketing Officer of LEAF Financial since February 2007.  From June 2001 until joining LEAF Financial, Mr. Hunter was Senior Vice President with Citicorp Vendor Finance, which is part of Citicapital, a business unit of Citigroup.  From October 1998 to June 2001, Mr. Hunter was Senior Vice President of Sales and Marketing for Fidelity Leasing prior to Citicorp’s acquisition of Fidelity Leasing in 2001.  From 1988 to 1998, Mr. Hunter held several sales and senior management positions with Master Lease Corporation and subsequently Tokai Financial Services.  Mr. Hunter also has been an active member of the Equipment Leasing and Finance Associations and served as Chairman of the Small Ticket Business Council as well as a member of the Industry Future Council and Financial Accounting Committee.
Code of Business Conduct and Ethics
          Because the Fund does not directly employ any persons, it relies on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of the Fund’s General Partner, as well as to persons performing services for the Fund’s generally. You may obtain a copy of this code of ethics by a request to the Fund’s General Partner at LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.
ITEM 11 – EXECUTIVE COMPENSATION
          The Fund does not have, and does not expect to have, any employees as discussed in Item 10 – “Directors and Executive Officers of the Registrant.” Instead, the Fund’s management and day-to-day activities are provided by the employees of its General Partner and its affiliates. No officer or director of the Fund’s General Partner will receive any direct remuneration from the Fund. Those persons will receive compensation solely from the Fund’s General Partner or its other affiliates other than us.
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT
                    HOLDER MATTERS
(a)	The Fund had approximately 1,415 limited partners as of December 31, 2007.

(b)	In 2004, the Fund’s General Partner contributed $1,000 to its capital as the General Partner and received its General Partner interest in the Fund. As of December 31, 2007, the Fund’s General Partner owned 9,453 of the Fund’s limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of the Fund’s other limited partners.

(c)	The Fund knows of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          For the year ended December 31, 2007, the Fund was charged management fees by its General Partner of $3.7 million. Our General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full payout leases, respectively, for management services performed on the Fund’s behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.
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
          Our General Partner shall apply distributable cash first at 1% to the Fund’s General Partner and 99% to the Limited Partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in Investments or, if the General Partner shall elect not to invest or reinvest such distributable cash, 1% to the Fund’s General Partner and 99% to the Limited Partners. For the year ended December 31, 2007, the Fund’s General Partner received cash distributions of $48,000.
          Our General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing the Fund for registration or qualification under federal and state securities laws and subsequently offering and selling the Funds units. This expense allowance did not cover underwriting fees or sales commissions, but did cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of 1/2 of 1% of offering proceeds. There were no organization and offering expenses reimbursed to the General Partner for the year ended December 31, 2007.
          Our General Partner received fees for acquiring the Fund’s equipment of 2% of the purchase price the Fund paid, including debt the Fund incurred or assumed in connection with the acquisition. Fees for acquiring the Fund’s equipment paid to the General Partner for the year ended December 31, 2007 was $2.6 million.
          For the year ended December 31, 2007, we reimbursed the General Partner and its affiliates administrative expenses of $1.5 million.
          Because we are not listed on any national securities exchange or inter-dealer quotation system, we have elected to use the Nasdaq National Stock Market’s definition of “independent director” in evaluating whether any of our general partner’s directors are independent. Under this definition, the board of directors of our general partner has determined that Linda Richardson is an independent Director of our general partner.
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Audit Fees. The aggregate fees billed by the Fund’s independent auditors, Grant Thornton, LLP in 2007 and 2006 for professional services rendered were $103,000 and $90,000, respectively.
          Audit-Related Fees. We did not incur fees in 2007 for other services not included above.
          Tax Fees. We did not incur fees in 2007 for other services not included above.
          All Other Fees. We did not incur fees in 2007 for other services not included above.
          Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.
          Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV
ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Annual Report on Form 10-K:
1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

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

10.2
Third Amendment to Secured Loan Agreement dated as of December 21, 2007 with LEAF II, LLC as Borrower, LEAF Funding, Inc. as Originator, Lease Equity Appreciation Fund II, L.P. as Seller, LEAF Financial Corporation as Servicer, U.S. Bank National Association, as Collateral Agent and Securities Intermediary and WestLB AG, New York Branch as Lender

10.3		First Amendment to WestLB AG Secured Loan Agreement (5)

10.3	(a)	Second Amendment to WESTLB AG Secured Loan Agreement (6)

10.4		Assignment, Assumption and Amendment Agreement among LEAF Equity Appreciation Fund II, L.P. and Merrill Lynch Equipment Finance LLC, dated September 29, 2006. (7)

10.5		Amendment Agreement, dated as of January 29, 2006, among Equity Appreciation Fund II, L.P. and Merrill Lynch Commercial Finance Corp.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.

(2)	Filed previously on September 8, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(3)	Filed previously on August 15, 2005 as an exhibit to our Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.

(4)	Filed previously on December 27, 2005 in Post-Effective Amendment No. 1 to our Registration Statement as Appendix A to the prospectus and by this reference incorporated herein.

(5)	Filed previously on March 30, 2006 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.

(6)	Filed previously on May 15, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

(7)	Filed previously on November 14, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and by this reference incorporated herein.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
March 31, 2008	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent CRIT S. DEMENT	Chairman of the Board and Chief Executive Officer of the General Partner	March 31, 2008

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 31, 2008

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer and Treasurer of the General Partner	March 31, 2008

/s/ Jonathan Z. Cohen	Director of the General Partner	March 31, 2008
JONATHAN Z. COHEN

/s/ Alan D. Schreiber, M.D.	Director of the General Partner	March 31, 2008
ALAN D. SCHREIBER, M.D.

/s/ Linda Richardson	Director of the General Partner	March 31, 2008
LINDA RICHARDSON