Form 10-Q
period 2008-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2008-05-20
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$570	$259
Restricted cash	31,259	29,442
Accounts receivable	268	297
Investment in direct financing leases and notes, net	326,024	331,622
Investment in operating leases, net of accumulated depreciation of $8,310 and $7,885, respectively	9,904	11,693
Other assets	3,593	4,075

	$371,618	$377,388

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$317,735	$324,170
Accounts payable and accrued expenses	1,479	1,256
Security deposits	4,961	5,143
Fair value of interest rate swaps	11,586	6,623
Due to related parties	4,738	3,054

Total liabilities	340,499	340,246
Partners’ Capital	31,119	37,142

	$371,618	$377,388

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Income:
Interest on equipment financings	$7,276	$5,786
Rental income	1,316	1,451
Gain on sale of equipment and lease dispositions, net	322	57
Other	643	505

	9,557	7,799

Expenses:
Interest expense	4,796	4,231
Depreciation on operating leases	1,114	1,223
Provision for credit losses	1,321	1,115
Management fees to related party	984	942
Administrative expense reimbursed to related party	443	402
General and administrative expenses	605	677

	9,263	8,590

Net income (loss)	$294	$(791)

Weighted average number of limited partner units outstanding during the period	597,497	600,000

Net income (loss) per weighted average limited partner unit	$0.49	$(1.30)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2008
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other	Partners’	Comprehensive
	Partner	Limited Partners		Comprehensive	Capital	Income (Loss)
	Amount	Units	Amount	Loss	Total	Total
Balance at January 1, 2008	$(99)	597,945	$41,855	$(4,614)	$37,142
Cash distributions paid	(12)		(1,192)	—	(1,204)
Redemption of Limited Partners Units	—	(617)	(55)	—	(55)
Net Income	3		291	—	294	$294
Unrealized loss on hedging derivatives	—	—	—	(4,963)	(4,963)	(4,963)
Amortization of gain on financial derivative	—	—	—	(95)	(95)	(95)

Balance at March 31, 2008	$(108)	597,328	$40,899	$(9,672)	$31,119	$(4,764)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$294	$(791)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(322)	(57)
Depreciation	1,114	1,223
Provision for credit losses	1,321	1,115
Amortization of deferred financing costs	123	24
Amortization of gain on financial derivative	(95)	—
Changes in operating assets and liabilities:
Accounts receivable	29	101
Other assets	363	377
Accounts payable and accrued expenses	223	(28)
Due to related parties, net	1,684	150

Net cash provided by operating activities	4,734	2,114

Cash flows from investing activities:
Investment in direct financing leases and notes	(27,302)	(33,909)
Proceeds from (investment in) equipment under operating leases, net	675	(1,285)
Proceeds from direct financing leases, net of earned income	31,901	27,689
Security deposits, net	(182)	702

Net cash provided by (used in) investing activities	5,092	(6,803)

Cash flows from financing activities:
Borrowings of debt	26,953	31,736
Repayment of debt	(33,388)	(29,455)
Increase in restricted cash	(1,817)	(8,842)
Increase in deferred financing costs	(4)	(42)
Cash distributed to partners	(1,204)	(1,196)
Redemption of limited partners units	(55)	—

Net cash used in financing activities	(9,515)	(7,799)

Increase (decrease) in cash	311	(12,488)
Cash, beginning of period	259	14,210

Cash, end of period	$570	$1,722

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”). The General Partner is an indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (Nasdaq: REXI) operating in the commerical finance, real estate and financial fund management sectors. On October 13, 2006, the Fund reached its maximum subscription of 600,000 limited partners units ($59.9 million).
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
     As of March 31, 2008, in addition to its 1% General Partnership interest, LEAF Financial also held a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
     The consolidated financial statements and notes thereto as of March 31, 2008 and for the three months ended of March 31, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF II, LLC and LEAF II Receivables Funding LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets and the fair value of interest rate swaps. Actual results could differ from those estimates.
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
     The Fund’s allowance for credit losses is primarily based on factors which include the Fund’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions and brokerage firms. As of March 31, 2008, the Fund had deposits in banks totaling $31.9 million of which $31.7 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
     In addition, as of March 31, 2008, 14% of our financing was located in California.
Revenue Recognition
     The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
     During the three months ended March 31, 2008 and 2007, the Fund paid cash for interest of $4.5 million and $4.2 million, respectively.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Fund has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009.
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Fund’s financial statements.
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
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 7 are recorded at fair value based on market quotes from the swaps’ counterparty banks.
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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
(unaudited)
NOTE 3 – RESTRICTED CASH
     Restricted cash as of March 31, 2008 and December 31, 2007 includes cash being held in reserve by Fund’s lenders. Restricted cash also includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
NOTE 4 — INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 3 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7% to 13%. As of March 31, 2008 and December 31, 2007, 14% and 15%, respectively, of equipment financing were located in California. The following table sets forth the investment in direct financing leases and notes (in thousands):

	March 31,	December 31,
	2008	2007
Direct financing leases	$260,831	$268,983
Notes receivable	66,903	64,599

	$327,734	$333,582
Allowance for credit losses	(1,710)	(1,960)

	$326,024	$331,622

     The components of direct financing leases for the periods indicated are as follows (in thousands):

	March 31,	December 31,
	2008	2007
Total future minimum lease payments	$290,769	$301,449
Unearned rental income	(32,677)	(35,846)
Residuals, net of unearned residual income	2,739	3,380

	$260,831	$268,983

     The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Allowance for credit losses, beginning of period	$1,960	$1,121
Provision for credit losses	1,321	1,115
Net write offs	(1,571)	(818)

Allowance for credit losses, end of period	$1,710	$1,418

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
(unaudited)
NOTE 5 — OTHER ASSETS
     As of March 31, 2008 and December 31, 2007, other assets include $2.7 million and $2.8 million, respectively, of deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of March 31, 2008 and December 31, 2007 is $540,000 and $417,000 respectively. Amortization expense for the five twelve month periods ending March 31, 2009, 2010, 2011, 2012 and 2013 are $ 485,000, $ 485,000, $ 485,000, $ 418,000 and $ 391,000 respectively.
NOTE 6 — DEBT
     The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	March 31, 2008	December 31, 2007
In September 2007, the Fund closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. Interest rates and maturities on the four tranches are as follows: Class A-1 5.38%, maturing in September 2008 has been fully repaid in March 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from January 2010 to July 2012 (See Note 7). As of March 31, 2008, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.40% on a weighted average basis
	$189,181	$214,653

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from December 2010 to March 2014. As of March 31, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.93% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for a one year period in 2008.
	128,554	109,517

Total outstanding debt	$317,735	$324,170

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
(unaudited)
NOTE 6 — DEBT – (Continued)
     If the Fund’s WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under the original terms.
The terms of the Fund’s credit facilities include financial covenants. As of March 31, 2008, the Fund is in compliance with all such covenants.
     The debt maturity for each of the succeeding twelve month periods ending March 31, and thereafter, are as follows (in thousands):

2009	$110,334
2010	88,334
2011	61,368
2012	35,633
2013	15,489
Thereafter	6,577

$317,735

NOTE 7 — DERIVATIVE INSTRUMENTS
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
     At March 31, 2008 and December 31, 2007, the notional amounts of the interest rate swaps were $283.7 million and $181.8 million, respectively. For the three months ended March 31, 2008 and 2007, the Fund had an unrealized loss of $5.0 million and $924,000, respectively, on these interest rate swaps which is included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the three months ended March 31, 2008 for hedge ineffectiveness. Assuming market rates remain constant with the rates of March 31, 2008, $6.9 million of the $9.7 million in accumulated other comprehensive loss is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
(unaudited)
NOTE 8 — TRANSACTIONS WITH AFFILIATES
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
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the three months ended March 31, 2008 and 2007.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the three months ended March 31, 2008 and 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Acquisition fees	$507	$554
Asset management fees	$984	$942
Reimbursed administrative expenses	$443	$402
     Due to related parties, net, as of March 31, 2008 and December 31, 2007 represent amounts due to the General Partner for management fees, reimbursed expenses and other advances.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
MARCH 31, 2008
(unaudited)
NOTE 9 — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
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
NOTE 10 — COMPREHENSIVE LOSS
     Comprehensive loss includes net loss and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses and the amortization of the gain realized on the termination of the interest rate swap agreements in connection with the agreements in connection with the term securitization.
NOTE 11 — NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
     Net income (loss) per limited partnership unit is computed by dividing net (loss) income allocated to the Fund’s Limited Partners by the weighted average number of limited partnership units outstanding during the period. The weighted average number of limited partnership units outstanding during the period is computed based on the number of limited partnership units issued during the period weighted for the days outstanding during the period.
NOTE 12 — FIRST QUARTER ADJUSTMENT
     During the third and fourth quarters of the year ended December 31, 2007, the Fund recorded adjustments to the valuation of certain leases which had an impact of increasing the reported gains on sale of equipment of $179,000 in the third quarter and reducing the provision of credit losses of $57,000 in the fourth quarter, as well as reducing interest on equipment financings of $20,000 and $30000 for the third and fourth quarters, respectively. The Fund has determined that these adjustments are not material to those periods as they had no impact on cash available for distribution to investors, a metric that management believes to be an important to the Fund’s investors. Accordingly, the Fund has recorded these adjustments in the March 31, 2008 financial statements. The effect of these adjustments for the quarter ended March 31, 2008, which the Fund also determined to not be material to this period, was to reduce net income by $186,000 by increasing the provision for credit losses by $57,000, reducing gain on sale of equipment by $179,000 and increasing interest on equipment financings by $50,000.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (unaudited)
     When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in Item 1A, under the caption “Risks Inherent in Our Business,” in our annual report on Form 10-K for 2007. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
OVERVIEW
     We are Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership that commenced operations on April 14, 2005. Our General Partner is LEAF Financial Corporation. LEAF Financial Corporation (“the General Partner” or “LEAF”) is an indirect subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.
     As of October 13, 2006, the date our offering terminated, we had raised $59.9 million through the sale of 600,000 limited partner units.
     We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. We attempt to structure our secured loans so that, in an economic sense, there, is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical equipment, copiers, office furniture, telecommunications equipment and machinery used in manufacturing and construction. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
     We expect that the per unit equipment cost for leases and notes we originate generally will be between $20,000 and $2.0 million. Our principal objective is to generate regular cash distributions to our limited partners.
     Our leases consist of direct financing and operating leases which are recorded in accordance with generally accepted accounting principles in the United States of America. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the costs and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a direct financing lease or note is 90 days or more delinquent, the lease or note is classified as being on non-accrual and we do not recognize interest income on that lease or note until the lease or note become less than 90 days delinquent.
     Our offering began on December 28, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of March 31, 2008, our portfolio contained 16,000 equipment leases with 14,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of March 31, 2008, we had a net investment of $326.0 million in direct financing leases and notes and a net investment of $9.9 million in equipment under operating leases for a total investment in equipment financing assets of $335.9 million.
     Our average original equipment cost per equipment financing transaction was $35,000 and $41,000, as of March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008 and December 31, 2007, the average initial term of our financings was 54 months and 53 months, respectively. As of March 31, 2008 and December 31, 2007, 14% and 15%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2008, our outstanding debt was $317.7 million.

Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of March 31, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$92,416	28.2%	$96,100	28.8%
Medical Equipment	65,949	20.1	69,545	20.8
Computers	48,260	14.7	53,590	16.1
Office Equipment	23,518	7.2	20,097	6.0
Restaurant Equipment	19,087	5.8	19,553	5.9
Garment Care	15,290	4.7	16,837	5.0
Communications	14,954	4.6	15,788	4.7
Software	12,305	3.8	13,992	4.2
Agriculture Equipment	9,732	2.9	—	—
Other	26,223	8.0	28,080	8.5

	$327,734	100.0%	$333,582	100.0%

Operating Leases

	March 31, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$2,679	27.0%	$3,476	29.7%
Communications	2,210	22.3	2,378	20.3
Computers	2,059	20.9	2,514	21.5
Office Equipment	1,775	17.9	2,030	17.4
Building systems	380	3.8	419	3.6
Agriculture Equipment	345	3.5	360	3.1
Medical Equipment	220	2.2	262	2.2
Restaurant Equipment	186	1.9	197	1.7
Garment Care	36	0.4	43	0.4
Software	14	0.1	14	0.1

	$9,904	100.0%	$11,693	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of March 31, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	March 31, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$149,336	45.6%	$153,981	46.1%
Retail Trade	39,673	12.1	38,120	11.4
Manufacturing	36,009	11.0	36,334	10.9
Agriculture/Forestry/Fishing	26,400	8.1	27,260	8.2
Transportation/Communication/Energy	20,449	6.2	20,820	6.2
Construction	18,884	5.8	19,219	5.8
Wholesale Trade	14,834	4.5	15,240	4.6
Finance/Insurance/Real Estate	10,330	3.1	9,981	3.0
Public Administration	1,151	0.3	949	0.3
Other	10,668	3.3	11,678	3.5

	$327,734	100.0%	$333,582	100.0%

Operating Leases

	March 31, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$3,983	40.2%	$4,558	39.0%
Construction	2,953	29.8	3,692	31.6
Manufacturing	1,092	11.0	1,303	11.1
Finance/Insurance/Real Estate	553	5.6	622	5.3
Wholesale Trade	370	3.7	424	3.6
Retail Trade	297	3.0	333	2.9
Agriculture/Forestry/Fishing	240	2.4	267	2.3
Transportation/Communication/Energy	237	2.4	273	2.3
Public Administration	145	1.5	183	1.6
Other	34	0.4	38	0.3

	$9,904	100.0%	$11,693	100.0%

     In evaluating our allowance for possible credit losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of March 31, 2008 and December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of our lease assets of $1.7 million and $2.0 million, respectively.

Results of Operations
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
     Total revenues increased to $9.6 million for the three months ended March 31, 2008 as compared to $7.8 million for the three months ended March 31, 2008, an increase of $1.8 million (23%). The increase in revenues for the three months ended March 31, 2008 as compared to the three months ended March 31, 2008 was a result of the following:
•	Interest income on equipment financings increased to $7.3 million for the three months ended March 31, 2008 as compared to $5.8 for the three months ended March 31, 2008, an increase of $1.5 million (26%). Our average net investment in financing assets increased to $328.9 million for the three months ended March 31, 2008 as compared to $309.0 million for the three months ended March 31, 2007, an increase of $19.9 million (6%). This growth was driven by our General Partner’s increased sales to us, increasing the amount of our WestLB debt facility from $75.0 million to $150.0 million in June 2006 and marketing efforts supported by lines of financing.

•	Gain on sale of equipment increased to $322,000 for the three months ended March 31, 2008 as compared to a gain of $57,000 for the three months ended March 31, 2007, an increase of $265,000 (465%). Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income increased to $643,000 for the three months ended March 31, 2008 as compared to $505,000 for the three months ended March 31, 2007, an increase of $138,000 (27%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.
     These increases were partially offset by:
•	Rental income decreased to $1.3 million for the three months ended March 31, 2008 as compared to $1.5 million for the three months ended March 31, 2007, a decrease of $135,000 (9%). This decrease is directly related to our decrease in operating leases.
     Total expenses increased to $9.5 million for the three months ended March 31, 2008 as compared to $8.6 million for the three months ended March 31, 2007, an increase of $866,000 (10%). This increase resulted from the following:
•	Interest expense increased to $4.8 million for the three months ended March 31, 2008 as compared to $4.2 million for the three months ended March 31, 2007, an increase of $565,000 (13%) due to our increase in average debt outstanding. Our average debt increased to $321.0 million for the three months ended March 31, 2008 as compared to $292.2 million for the three months ended March 31, 2007, an increase of $28.8 million (10%).

•	Our provision for credit losses increased to $1.3 million for the three months ended March 31, 2008 as compared to $1.1 million for the three months ended March 31, 2007, an increase of $206,000 (18%). As our portfolio increases and ages, we expect that our provision for credit losses will increase. This increase was within our expectation. We provide for bad debts when losses are likely to occur based on a migration analysis of past due payments and economic conditions.

•	Management fees increased to $1.0 million for the three months ended March 31, 2008 as compared to $942,000 for the three months ended March 31, 2007, an increase of $42,000 (4%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $443,000 for the three months ended March 31, 2008 as compared to $402,000 for the three months ended March 31, 2007, an increase of $41,000 (10%). This increase is due to the hiring of additional collection personnel to minimize any impact on delinquencies resulting from a weakened US economy.
     These increases were partially offset by:
•	Depreciation on operating leases decreased to $1.1 million for the three months ended March 31, 2008 as compared to $1.2 million for the three months ended March 31, 2007, a decrease of $109,000 (9%). This decrease is directly related to our decrease in operating leases.

•	General and administrative expenses decreased to $605,000 for the three months ended March 31, 2008 as compared to $677,000 for the three months ended March 31, 2007, a decrease of $72,000 (11%). This decrease is principally related to a decrease in property taxes.
     Our net income (loss) for the three months ended March 31, 2008 and 2007 was $294,000 and ($791,000), respectively. The net income (loss) per limited partnership unit, after the loss allocated to our General Partner for the three months ended March 31, 2008 and 2007 was 0.49 and ($1.30), respectively, based on a weighted average number of limited partnership units outstanding of 597,497 and 600,000 respectively.

Liquidity and Capital Resources
     Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.
     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$4,734	$2,114
Net cash provided by (used in) investing activities	5,092	(6,803)
Net cash used in financing activities	(9,515)	(7,799)

Increase (decrease) in cash	$311	$(12,488)

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. In June 2007 we entered into a term securitization of $276.8 million, the proceeds of which were used to pay off the Merrill Lynch facility and paid down the WestLB facility by $40.2 million. At March 31, 2008 $189.2 million of 2007-1 securitized term notes were outstanding. At issuance the term notes were divided into $84.0 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. By entering into term note securitization, we reduce outstanding borrowings under our revolving line of credit, which increases the amounts available to us under these facilities to fund additional lease originations.
     The WestLB facility is renewable for a one year period in June 2008, which we expect to be renewed. If the Fund’s WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under the original terms.
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities include financial covenants. As of March 31, 2008, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. We meet regularly with a various sources of capital in to ensure adequate, competitively priced capital is available.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of March 31, 2008 and December 31, 2007, our credit evaluation indicated the need for an allowance for possible losses of $1.7 million. As our lease portfolio increases and ages, we anticipate the allowance for possible losses will increase.
     Net cash provided in operations increased by $2.6 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase was primarily due to an increase of $1.5 million in amounts due to related parties.
     Net cash provided by our investing activities increased by $11.9 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 principally due to an increase in proceeds from direct financing leases and reduction in the investment in new equipment financings.
     Net cash used in financing activities increased by $1.7 for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. The increase is primarily due to a net increase in debt of repayments, partially offset by an increase in restricted cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2008, our outstanding debt totaled $317.7 million, which consists of variable rate debt of $ 128.5 million with the WestLB facility and a variable rate debt of $189.2 million with the Merrill Lynch facility. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on the WestLB and Merrill Lynch credit facilities at 5.93% and 5.40%, on a weighted average basis, respectively. At March 31, 2008 and March 31, 2007, the notional amounts of the interest rate swaps were $283.7 million and $286.9 million, respectively. The interest rate swap agreements terminate on various dates ranging from December 2010 to January 2014.
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
     Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In light of the adjustments discussed in Note 12, we have made improvements to our internal controls related to the review of our allowances for credit losses and non-routine transactions. In addition, we performed additional post closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     There have been no significant changes in our internal controls over financial reporting during the three months ended March 31, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND II, L.P. A Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

May 20, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

May 20, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer