Form 10-Q
period 2008-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2008-08-14
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$465	$259
Restricted cash	30,475	29,442
Accounts receivable	301	297
Investment in direct financing leases and notes, net	311,311	331,622
Investment in operating leases, net of accumulated depreciation of $8,801 and $7,855, respectively	8,582	11,693
Other assets	4,124	4,075

	$355,258	$377,388

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Debt	$299,929	$324,170
Accounts payable and accrued expenses	1,511	1,256
Security deposits	6,031	5,143
Fair value of interest rate swaps	6,097	6,623
Due to related parties	8,113	3,054

Total liabilities	321,681	340,246
Partners’ Capital	33,577	37,142

	$355,258	$377,388

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Income:
Interest on equipment financings	$6,801	$5,811	$14,077	$11,597
Rental income	1,168	1,456	2,484	2,907
Gain on sale of equipment and lease dispositions, net	221	345	543	402
Other	594	455	1,237	960

	8,784	8,067	18,341	15,866

Expenses:
Interest expense	4,660	4,362	9,456	8,593
Depreciation on operating leases	985	1,218	2,099	2,441
Provision for credit losses	2,187	587	3,508	1,702
Management fees to related party	979	847	1,963	1,789
Administrative expense reimbursed to related party	763	388	1,206	790
General and administrative expenses	842	617	1,447	1,294

	10,416	8,019	19,679	16,609

Net income (loss)	$(1,632)	$48	$(1,338)	$(743)

Weighted average number of limited partner units outstanding during the period	595,796	600,000	596,646	600,000

Net income (loss) per weighted average limited partner unit	$(2.71)	$0.08	$(2.22)	$(1.23)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
FOR THE SIX MONTHS ENDED JUNE 30, 2008
(in thousands, except unit data)
(unaudited)

				Accumulated Other
				Comprehensive		Comprehensive
	General Partner	Limited Partners		Income	Partners’ Capital	Income (Loss)
	Amount	Units	Amount	(Loss)	Total	Total

Balance at January 1, 2008	$(99)	597,945	$41,855	$(4,614)	$37,142
Cash distributions paid	(24)		(2,362)	—	(2,386)
Redemption of Limited Partners Units	—	(2,402)	(250)	—	(250)
Net Loss	(13)		(1,325)	—	(1,338)	$(1,338)
Unrealized gain on hedging derivatives	—	—	—	600	600	600
Amortization of gain on financial derivative	—	—	—	(191)	(191)	(191)

Balance at June 30, 2008	$(136)	595,543	$37,918	$(4,205)	$33,577	$(929)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,338)	$(743)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(543)	(402)
Depreciation	2,099	2,441
Provision for credit losses	3,508	1,702
Amortization of deferred financing costs	304	71
Amortization of gain on financial derivative	(191)	(28)
Changes in operating assets and liabilities:
Accounts receivable	(4)	87
Other assets	481	317
Accounts payable and accrued expenses	255	238
Due to related parties, net	5,059	1,194

Net cash provided by operating activities	9,630	4,877

Cash flows from investing activities:
Investment in direct financing leases and notes	(51,240)	(87,637)
Proceeds from direct financing leases, net of earned income	63,026	55,712
Proceeds from (investment in) equipment under operating leases, net	1,012	(994)
Proceeds from sale of leases to third parties	5,560	—
Increase in security deposits, net	888	1,000

Net cash provided by (used in) investing activities	19,246	(31,919)

Cash flows from financing activities:
Borrowings of debt	50,834	94,751
Repayment of debt	(75,075)	(57,498)
Increase in restricted cash	(1,033)	(19,248)
Increase in deferred financing costs	(760)	(2,286)
Proceeds from termination of financial derivatives	—	2,254
Redemption of limited partner units	(250)	—
Cash distributed to partners	(2,386)	(2,461)

Net cash (used in) provided by financing activities	(28,670)	15,512

Increase (decrease) in cash	206	(11,530)
Cash, beginning of period	259	14,210

Cash, end of period	$465	$2,680

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
          As of June 30, 2008, in addition to its 1% General Partnership interest, LEAF Financial also held a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
          The consolidated financial statements and notes thereto as of June 30, 2008 and for the three and six months ended of June 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the six months ended June 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
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
JUNE 30, 2008
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
          The Fund’s allowance for credit losses is based on factors which include the Fund’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, industry statistics and equipment finance portfolio characteristics. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
          Interest rate swaps are recorded at fair value based on a pricing model developed by the swap counterparty bank. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.
Concentration of Credit Risk
          Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions and brokerage firms. As of June 30, 2008, the Fund had deposits in banks totaling $30.9 million of which $30.8 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
          In addition, as of June 30, 2008, 14% of the Fund’s financing was located in California.
Revenue Recognition
          The Fund’s investment in financing assets consists of direct financing leases, notes and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases,” and its various amendments and interpretations.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and six months ended June 30, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
          During the six months ended June 30, 2008 and 2007, the Fund paid the following (in thousands):

	Six Months Ended
	June 30,
	2008		2007
Cash paid for:
Interest		$9,098	$8,395

Non-cash activities:
Borrowings under 2007-1 Term Securitization	$		$(267,237)

Repayment of Merrill Lynch and WestLB line of credit	$		$267,237

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
(unaudited)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
          In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) NO. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This Statement amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Fund has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS 160 is effective for the Fund’s year beginning January 1, 2009.
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
          From time to time, the Fund may sell interests in leases to third parties. Under SFAS No. 140, the Fund’s transfers of assets to the third party qualifies for sales accounting treatment as such sales are done with limited recourse to the Fund. During the three and six months ended June 30, 2008, the Fund received total proceeds of $5.6 million on such sales and recorded gains totaling $323,000, which is included in “Gain on Sale of Equipment and Lease Dispositions, net” on the Consolidated Statements of Operations.
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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
(unaudited)
NOTE 3 — RESTRICTED CASH
          Restricted cash as of June 30, 2008 and December 31, 2007 includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
NOTE 4 — INVESTMENT IN LEASES AND NOTES
          The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7% to 13%. As of June 30, 2008 and December 31, 2007, 14% and 15%, respectively, of equipment financing were located in California. The following table sets forth the investment in direct financing leases and notes (in thousands):

	June 30,	December 31,
	2008	2007
Direct financing leases	$252,319	$268,983
Notes receivable	60,702	64,599

	313,021	333,582
Allowance for credit losses	(1,710)	(1,960)

	$311,311	$331,622

          The components of direct financing leases for the periods indicated are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Total future minimum lease payments	$280,917	$301,449
Unearned rental income	(31,054)	(35,846)
Residuals, net of unearned residual income	2,456	3,380

	$252,319	$268,983

          The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Six months ended
	June 30,
	2008	2007
Allowance for credit losses, beginning of period	$1,960	$1,418
Provision for credit losses	3,508	1,702
Net write offs	(3,758)	(1,702)

Allowance for credit losses, end of period	$1,710	$1,418

          As of June 30, 2008, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

	Direct Financing
Periods Ending June 30,	Leases	Notes	Operating Leases	Total
2009	$113,759	$13,626	$3,477	$130,862
2010	80,827	15,297	1,997	98,121
2011	49,787	13,423	810	64,020
2012	24,323	10,885	224	35,432
2013	8,842	5,298	45	14,185
Thereafter	3,379	2,173	16	5,568

	$280,917	$60,702	$6,569	$348,188

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
(unaudited)
NOTE 5 — OTHER ASSETS
          As of June 30, 2008 and December 31, 2007, other assets include $3.9 million and $3.2 million, respectively, of deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of June 30, 2008 and December 31, 2007 is $721,000 and $417,000, respectively. Future amortization expense is as follows (in thousands):

Periods Ending June 30,
2009	$661
2010	661
2011	661
2012	661
2013	387
Thereafter	227

$3,258

NOTE 6 — DEBT
          The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	June 30, 2008	December 31, 2007
In September 2007, the Fund closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. Interest rates and maturities on the four tranches are as follows: Class A-1 5.38%, maturing in September 2008 was fully repaid in March 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from January 2010 to July 2012 (See Note 7). As of June 30, 2008, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.40% on a weighted average basis	$165,351	$214,653

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus .95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from July 2013 to March 2015. As of June 30, 2008, the interest rate swap agreements fix the interest rate on the outstanding balance at 5.82% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for a one year period in June 2009.	134,578	109,517

Total outstanding debt	$299,929	$324,170

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
(unaudited)
NOTE 6 — DEBT — (Continued)
          If the Fund’s WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under the original terms.
          The terms of the Fund’s debt facilities include financial covenants. As of June 30, 2008, the Fund is in compliance with all such covenants.
          The debt maturity for each of the succeeding twelve month periods ending June 30, and thereafter, are as follows (in thousands):

2009	$105,571
2010	85,155
2011	57,415
2012	32,845
2013	13,708
Thereafter	5,235

$299,929

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
          At June 30, 2008 and December 31, 2007, the notional amounts of the interest rate swaps were $288.2 million and $181.8 million, respectively. For the six months ended June 30, 2008 and 2007, the Fund had an unrealized gain of $600,000 and $99,000, respectively, on these interest rate swaps which is included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the six months ended June 30, 2008 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of June 30, 2008, $4.7 million of the $6.1 million unrealized loss on hedging derivatives is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
(unaudited)
NOTE 8 — FAIR VALUE MEASUREMENT
          Effective January 1, 2008 the Fund adopted SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on the Fund’s financial statements as the Fund historically has valued its derivatives at fair value. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13,“Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
          As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (Level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
          As discussed in Note 7, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, the Fund values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Fund’s methodology also incorporates the impact of both the Fund’s and the counterparty’s credit standing.
          Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2008 (in thousands):

	Fair Value measurements Using			Assets / Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest — Rate Swaps	—	(6,097)	—	(6,097)
NOTE 9 — TRANSACTIONS WITH AFFILIATES
          The Fund acquires existing portfolios of equipment from its General Partner. The General Partner receives a fee for assisting the Fund in acquiring equipment for lease and portfolios of equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolios of equipment subject to existing equipment financing.
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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
(unaudited)
NOTE 9 — TRANSACTIONS WITH AFFILIATES (Continued)
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the six months ended June 30, 2008 and 2007.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the six months ended June 30, 2008 and 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Acquisition fees	$396	$940	$903	$1,494
Asset management fees	$979	$847	$1,963	$1,789
Reimbursed administrative expenses	$763	$388	$1,206	$790
     Due to related parties, net, as of June 30, 2008 and December 31, 2007 represent amounts due to the General Partner for management fees, reimbursed expenses and other advances.
NOTE 10 — ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
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
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
     Comprehensive income (loss) includes net loss and all other changes in the equity of a business during a period from non-owner sources. These changes, other than net income (loss), are referred to as “other comprehensive income” and for the Fund, only include changes in the fair value of unrealized hedging gains and losses and the amortization of the gain realized on the termination of the interest rate swap agreements in connection with the agreements in connection with the term securitization.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JUNE 30, 2008
(unaudited)
NOTE 12 — NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
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
NOTE 13 — FIRST QUARTER ADJUSTMENT
     During the third and fourth quarters of the year ended December 31, 2007, the Fund recorded adjustments to the valuation of certain leases which had an impact of increasing the reported gains on sale of equipment of $179,000 in the third quarter and reducing the provision of credit losses of $57,000 in the fourth quarter, as well as reducing interest on equipment financings of $20,000 and $30,000 for the third and fourth quarters, respectively. The Fund has determined that these adjustments were not material to those periods as they had no impact on cash available for distribution to investors, a metric that management believes to be important to the Fund’s investors. Accordingly, the Fund has recorded these adjustments in the March 31, 2008 financial statements. The effect of these adjustments for the three and six months ended June 30, 2008, which the Fund also determined to not be material to these periods, was to reduce net income by $186,000 by increasing the provision for credit losses by $57,000, reducing gain on sale of equipment by $179,000 and increasing interest income on equipment financings by $50,000.

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
     Our offering began on December 28, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of June 30, 2008, our portfolio contained approximately 18,000 equipment leases with approximately 16,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of June 30, 2008, we had a net investment of $311.3 million in direct financing leases and notes and a net investment of $8.6 million in equipment under operating leases for a total investment in equipment financing assets of $319.9 million.
     Our average original equipment cost per equipment financing transaction was $31,000 and $41,000, as of June 30, 2008 and December 31, 2007, respectively. As of June 30, 2008 and December 31, 2007, the average initial term of our financings was 55 months and 53 months, respectively. As of June 30, 2008 and December 31, 2007, 14% and 15%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2008, our outstanding debt was $299.9 million.

Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of June 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	June 30, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$82,764	26.4%	$96,100	28.8%
Medical Equipment	59,064	18.9	69,545	20.8
Computers	41,536	13.3	53,590	16.1
Office Equipment	27,030	8.6	20,097	6.0
Communications	20,280	6.5	15,788	4.7
Restaurant Equipment	18,018	5.8	19,553	5.9
Garment Care	14,099	4.5	16,837	5.0
Water Purification	12,409	4.0	—	—
Software	10,204	3.2	13,992	4.2
Other	27,617	8.8	28,080	8.5

	$313,021	100.0%	$333,582	100.0%

Operating Leases

	June 30, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$2,460	28.7%	$3,476	29.7%
Communications	2,013	23.5	2,378	20.3
Computers	1,707	19.9	2,514	21.5
Office Equipment	1,422	16.6	2,030	17.4
Building systems	352	4.1	419	3.6
Agriculture Equipment	339	4.0	360	3.1
Restaurant Equipment	175	2.0	197	1.7
Medical Equipment	71	0.8	262	2.2
Garment Care	29	0.3	43	0.4
Software	14	0.1	14	0.1

	$8,582	100.0%	$11,693	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of June 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	June 30, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$141,120	45.1%	$153,981	46.1%
Retail Trade	37,722	12.0	38,120	11.4
Manufacturing	34,727	11.1	36,334	10.9
Agriculture/Forestry/Fishing	24,120	7.7	27,260	8.2
Transportation/Communication/Energy	19,034	6.1	20,820	6.2
Construction	18,355	5.9	19,219	5.8
Wholesale Trade	13,889	4.4	15,240	4.6
Finance/Insurance/Real Estate	12,057	3.8	9,981	3.0
Public Administration	1,431	0.5	949	0.3
Other	10,566	3.4	11,678	3.5

	$313,021	100.0%	$333,582	100.0%

Operating Leases

	June 30, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$3,298	38.4%	$4,558	39.0%
Construction	2,718	31.7	3,692	31.6
Manufacturing	971	11.3	1,303	11.1
Finance/Insurance/Real Estate	472	5.5	622	5.3
Wholesale Trade	313	3.6	424	3.6
Retail Trade	269	3.1	333	2.9
Agriculture/Forestry/Fishing	213	2.5	267	2.3
Transportation/Communication/Energy	195	2.3	273	2.3
Public Administration	123	1.5	183	1.6
Other	10	0.1	38	0.3

	$8,582	100.0%	$11,693	100.0%

     In evaluating our allowance for possible credit losses, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s prior experience with similar lease assets. As of June 30, 2008 and December 31, 2007, our credit evaluation indicated the need for an allowance for credit losses of our lease assets of $1.7 million and $2.0 million, respectively.

Results of Operations
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Total revenues increased to $8.8 million for the three months ended June 30, 2008 as compared to $8.1 million for the three months ended June 30, 2007, an increase of $717,000 (9%). The increase in revenues for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was a result of the following:
•	Interest income on equipment financings increased to $6.8 million for the three months ended June 30, 2008 as compared to $5.8 million for the three months ended June 30, 2007 an increase of $990,000 (17%). Our weighted average net investment in direct financing leases and notes increased to $323.5 million for the three months ended June 30, 2008 as compared to $306.8 million for the three months ended June 30, 2007, an increase of $16.7 million (5%).

•	Other income increased to $594,000 for the three months ended June 30, 2008 as compared to $455,000 for the three months ended June 30, 2007, an increase of $139,000 (31%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of our equipment financing portfolio coupled with an increase in payment collection efforts.
     These increases were partially offset by the following:
•	Rental income decreased to $1.2 million for the three months ended June 30, 2008 as compared to $1.5 million for the three months ended June 30, 2007, a decrease of $288,000 (20%). This decrease is directly related to our decrease in operating leases.

•	Gain on sale of equipment decreased to $221,000 for the three months ended June 30, 2008 as compared to a gain of $345,000 for the three months ended June 30, 2007, a decrease of $124,000 (36%). Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the three months ended June 30, 2008 is a gain of $323,000 related to the sale of a pool of leases to an unrelated third party.
     Total expenses increased to $10.4 million for the three months ended June 30, 2008 as compared to $8.0 million for the three months ended June 30, 2007, an increase of $2.4 million (30%). This increase resulted from the following:
•	Interest expense increased to $4.7 million for the three months ended June 30, 2008 as compared to $4.4 million for the three months ended June 30, 2007, an increase of $298,000 (7%). The increase was due to our increase in average debt outstanding. Our average debt increased to $318.3 million for the three months ended June 30, 2008 as compared to $292.8 million for the three months ended June 30, 2007, an increase of $25.5 million (9%).

•	Our provision for credit losses increased to $2.2 million for the three months ended June 30, 2008 as compared to $587,000 for the three months ended June 30, 2007, an increase of $1.6 million (273%). We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. As our portfolio increases and ages, we expect that our provision for credit losses will increase. Overall losses on our portfolio to date are within management’s expectations.

•	Management fees increased to $979,000 for the three months ended June 30, 2008 as compared to $847,000 for the three months ended June 30, 2007, an increase of $132,000 (16%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $763,000 for the three months ended June 30, 2008 as compared to $388,000 for the three months ended June 30, 2007, an increase of $375,000 (97%). This increase is due to the hiring of additional collection personnel to minimize any impact on delinquencies resulting from a weakened US economy.

•	General and administrative expenses increased to $842,000 for the three months ended June 30, 2008 as compared to $617,000 for the three months ended June 30, 2007, an increase of $225,000 (36%). This increase is principally related to increased legal costs associated with collection efforts.
     These increases were partially offset by the following:
•	Depreciation on operating leases decreased to $985,000 for the three months ended June 30, 2008 as compared to $1.2 million for the three months ended June 30, 2007, a decrease of $233,000 (19%). This decrease is directly related to our decrease in operating leases.
     Our net (loss) income for the three months ended June 30, 2008 and 2007 was $(1.6 million) and $48,000, respectively. The net income (loss) per limited partnership unit, after the loss allocated to our General Partner for the three months ended June 30, 2008 and 2007 was $(2.71) and $0.08, respectively, based on a weighted average number of limited partnership units outstanding of 595,796 and 600,000 respectively.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Total revenues increased to $18.3 million for the six months ended June 30, 2008 as compared to $15.9 million for the six months ended June 30, 2007, an increase of $2.4 million (16%). The increase in revenues for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was a result of the following:
•	Interest income on equipment financings increased to $14.1 million for the six months ended June 30, 2008 as compared to $11.6 million for the six months ended June 30, 2007, an increase of $2.5 million (21%). Our average net investment in financing assets increased to $322.0 million for the six months ended June 30, 2008 as compared to $306.8 million for the six months ended June 30, 2007, an decrease of $15.2 million (5%). This growth was driven by our General Partner’s increased sales to us and marketing efforts supported by lines of financing.

•	Gain on sale of equipment increased to $543,000 for the six months ended June 30, 2008 as compared to a gain of $402,000 for the six months ended June 30, 2007, an increase of $141,000 (35%). Gains and losses on sales of equipment may vary significantly from period to period. Included in gains for the six months ended June 30, 2008 is a gain of $323,000 related to the sale of a pool of leases to an unrelated third party.

•	Other income increased to $1.2 million for the six months ended June 30, 2008 as compared to $960,000 for the six months ended June 30, 2007, an increase of $277,000 (29%). Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.
     These increases were partially offset by:
•	Rental income decreased to $2.5 million for the six months ended June 30, 2008 as compared to $2.9 million for the six months ended June 30, 2007, a decrease of $423,000 (15%). This decrease is directly related to our decrease in operating leases.
     Total expenses increased to $19.7 million for the six months ended June 30, 2008 as compared to $16.6 million for the six months ended June 30, 2007, an increase of $3.1 million (18%). This increase resulted from the following:
•	Interest expense increased to $9.5 million for the six months ended June 30, 2008 as compared to $8.6 million for the six months ended June 30, 2007, an increase of $863,000 (10%) due to our increase in average debt outstanding. Our average debt increased to $317.7 million for the six months ended June 30, 2008 as compared to $292.6 million for the six months ended June 30, 2007, an increase of $25.1 million (9%).

•	Our provision for credit losses increased to $3.5 million for the six months ended June 30, 2008 as compared to $1.7 million for the six months ended June 30, 2007, an increase of $1.8 million (106%). We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. As our portfolio increases and ages, we expect that our provision for credit losses will increase. Overall losses on our portfolio to date are within management’s expectations.

•	Management fees increased to $2.0 million for the six months ended June 30, 2008 as compared to $1.8 million for the six months ended June 30, 2007, an increase of $174,000 (10%). This increase is directly attributable to the increase in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

•	Administrative expenses reimbursed to related party increased to $1.2 million for the six months ended June 30, 2008 as compared to $790,000 for the six months ended June 30, 2007, an increase of $416,000 (53%). This increase is due to the hiring of additional collection personnel to minimize any impact on delinquencies resulting from a weakened US economy.

•	General and administrative expenses increased to $1.5 million for the six months ended June 30, 2008 as compared to $1.3 million for the six months ended June 30, 2007, an increase of $153,000 (12%). This increase is principally related to increased legal costs associated with collection efforts.
     These increases were partially offset by:
•	Depreciation on operating leases decreased to $2.1 million for the six months ended June 30, 2008 as compared to $2.4 million for the six months ended June 30, 2007, a decrease of $342,000 (14%). This decrease is directly related to our decrease in operating leases.
     Our net loss for the six months ended June 30, 2008 and 2007 was $(1.3 million) and ($743,000), respectively. The net loss per limited partnership unit, after the loss allocated to our General Partner for the six months ended June 30, 2008 and 2007 was $(2.22) and ($1.23), respectively, based on a weighted average number of limited partnership units outstanding of 596,646 and 600,000, respectively.

Liquidity and Capital Resources
     Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.
     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$9,630	$4,877
Net cash provided by (used in) investing activities	19,246	(31,919)
Net cash (used in) provided by financing activities	(28,670)	15,512

Increase (decrease) in cash	$206	$(11,530)

     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities. We have a $150.0 million revolving credit facility with WestLB that is renewable for a one year period in June 2009. Interest on this facility is calculated at one month LIBOR plus 0.95% per annum. At June 30, 2008, $134.6 million is outstanding on this facility.
     Also on June 30, 2008, we had $165.4 million of 2007-1 securitized term notes were outstanding. At issuance the term notes were divided into $84.0 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. By entering into the term note securitization, we reduced outstanding borrowings under our revolving line of credit, which increases the amounts available to us under these facilities to fund additional lease originations.
     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. In addition, the terms of our credit facilities include financial covenants related to, among other things, our net worth, leverage and portfolio performance. As of June 30, 2008, we were in compliance with all such covenants. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. We meet regularly with various sources of capital to ensure adequate, competitively priced capital is available.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for possible losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, industry statistics, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of June 30, 2008, our credit evaluation indicated the need for an allowance for possible losses of $1.7 million. As our lease portfolio increases and ages, we anticipate the allowance for possible losses will increase.
     Cash increased by $206,000 during the six months ended June 30, 2008, which was due to a net proceeds on leases of $19.2 million (including proceeds from sales of leases to third parties) and an increase in due to related parties of $5.1 million, partially offset by a paydown on debt of $24.2 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2008, our outstanding debt totaled $299.9 million, which consists of variable rate debt of $134.6 million with the WestLB facility and a variable rate debt of $165.3 million with the Series 2007-1 Term Securitization facility. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on the WestLB and Series 2007-1 Term Securitization credit facilities at 5.82% and 5.40%, on a weighted average basis, respectively. At June 30, 2008 and June 30, 2007, the notional amounts of the interest rate swaps were $288.2 million and $235.5 million, respectively. The interest rate swap agreements terminate on various dates ranging from January 2010 to March 2015.

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
     Under the supervision of our General Partner’s Chief Executive Officer and Chief Financial Officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. In light of the adjustments discussed in Note 13, we have made improvements to our internal controls related to the review of our allowances for credit losses and non-routine transactions. In addition, we performed additional post closing procedures and analyses in order to prepare the Consolidated Financial Statements included in this report. Based upon that evaluation, our General Partner’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level.
     Except as noted above, there have been no significant changes in our internal controls over financial reporting during the three months ended June 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)
3.2	Certificate of Limited Partnership (2)
4.1	Forms of letters sent to limited partners confirming their investment (2)
10.1	Fifth Amendment to Secured Loan Agreement with WestLB AG, New York Branch, dated June 1, 2008
31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.
32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P. A Delaware Limited Partnership By: LEAF Financial Corporation, its General Partner
August 14, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

August 14, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

August 14, 2008	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer