Form 10-K/A
period 2007-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2008-10-14
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
DOCUMENTS INCORPORATED BY REFERENCE
None

ANNUAL REPORT ON FORM 10-K/A
For the fiscal year ended December 31, 2007
EXPLANATORY NOTE
     We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 31, 2008 (the “Original Filing”), to revise our general partner’s management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of December 31, 2007, as a result of our failure to file Management’s Annual Report on Internal Control over Financial Reporting (the “Report of Management”) in the Original Filing. Although management performed its assessment of Internal Control over Financial Reporting as of December 31, 2007 in a timely manner, the results of such assessment were inadvertently omitted from the Original Filing. We have included the Report of Management as of December 31, 2007 in this Amendment No. 1.
     In addition, as required under Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s principal executive officer and principal financial officer are providing new certifications in connection with this Amendment No. 1. These new certifications include the introductory language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of the Securities Act of 1933, as amended, which were inadvertently omitted from the Original Filing. For purposes of this Amendment No. 1 and in accordance with Rule 12b-15 under the Exchange Act, Item 9A of the Original Filing has been amended and restated in its entirety.
     Except for the amendments described above, this Amendment No. 1 does not revise, update or in any way affect any information or disclosure contained in the Original Filing, including our Financial Statements or Management’s Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our general partner’s management, including our general partner’s chief executive officer and chief financial officer, our general partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007. Based on that evaluation, and because of our failure to include the required Management’s Report on Internal Control over Financial Reporting (the “Report of Management”) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, when originally filed on March 31, 2008, management has concluded that our disclosure controls and procedures were not effective, including those to ensure that information concerning us which is required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported by us within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our general partner’s management, including our general partner’s chief executive officer and chief financial officer, as appropriate to allow for timely disclosure.
We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosures provided by us meets the then-current requirements of the applicable filing made under the Exchange Act. In addition, we have amended our annual report on Form 10-K to provide the required Report of Management.
Management’s Annual Report on Internal Control Over Financial Reporting
Our general partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control-Integrated Framework.
Based on this assessment, management concluded that its internal control over financial reporting was effective as of December 31, 2007.
There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
     The following documents are filed as part of this Annual Report on Form 10-K:
1. Financial Statements
     Incorporated by reference to our annual report on Form 10-K for the fiscal year ended December 31, 2007.
2. Financial Statement Schedules
     No schedules are required to be presented.
3. Exhibits

Exhibit No.	Description
3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)

3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P.(2)

3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (4)

4.1	Forms of letters sent to limited partners confirming their investment(1)

10.1	Origination & Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund II, L.P. and LEAF Funding, Inc. dated April 15, 2005 (3)

10.2	Third Amendment to Secured Loan Agreement dated as of December 21, 2007 with LEAF II, LLC as Borrower, LEAF Funding, Inc. as Originator, Lease Equity Appreciation Fund II, L.P. as Seller, LEAF Financial Corporation as Servicer, U.S. Bank National Association, as Collateral Agent and Securities Intermediary and WestLB AG, New York Branch as Lender (8)

10.3	First Amendment to WestLB AG Secured Loan Agreement (5)

10.3 (a)	Second Amendment to WESTLB AG Secured Loan Agreement (6)

10.4	Assignment, Assumption and Amendment Agreement among LEAF Equity Appreciation Fund II, L.P. and Merrill Lynch Equipment Finance LLC, dated September 29, 2006. (7)

10.5	Amendment Agreement, dated as of January 29, 2006, among Equity Appreciation Fund II, L.P. and Merrill Lynch Commercial Finance Corp. (9)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.

(2)	Filed previously on September 8, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(3)	Filed previously on August 15, 2005 as an exhibit to our Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.

(4)	Filed previously on December 27, 2005 in Post-Effective Amendment No. 1 to our Registration Statement as Appendix A to the prospectus and by this reference incorporated herein.

(5)	Filed previously on March 30, 2006 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.

(6)	Filed previously on May 15, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

(7)	Filed previously on November 14, 2006 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and by this reference incorporated herein.

(8)	Filed previously on March 31, 2008 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and by this reference incorporated herein.

(9)	Filed previously on March 30, 2007 as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
October 14, 2008	By:	/s/ Crit S. DeMent
CRIT S. DEMENT
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent CRIT S. DEMENT	Chairman of the Board and Chief Executive Officer of the General Partner	October 14, 2008

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	October 14, 2008

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer and Treasurer of the General Partner	October 14, 2008

/s/ Tonya L. Zweier TONYA L. ZWEIER	Chief Accounting Officer of the General Partner	October 14, 2008

/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	October 14, 2008

/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	October 14, 2008

/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	October 14, 2008

/s/ Jeffrey F. Brotman JEFFREY F. BROTMAN	Director of the General Partner	October 14, 2008