Form 10-Q/A
period 2008-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2008-10-14
CIK 1294154

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Quarterly Report on 10-Q/A
For the quarterly period ended June 30, 2008
Explanatory Note
     We are filing this Amendment No. 1 to our quarterly report on Form 10-Q for the period ending June 30, 2008, which was originally filed on August 14, 2008 (the “Original Filing”), to revise our general partner’s management’s conclusions regarding the effectiveness of our disclosure controls and procedures as of June 30, 2008, as a result of our failure to file Management’s Annual Report on Internal Control over Financial Reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Although management had performed its assessment of Internal Control over Financial Reporting as of December 31, 2007 in a timely manner, the results of such assessment were inadvertently omitted from our annual report on Form 10-K.
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
     During the three months ended June 30, 2008, we made changes in our internal control over financial reporting that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These changes related to the adjustments discussed in Note 13 to the Consolidated Financial Statements. These changes included enhancing the training and oversight of accounting personnel responsible for the allowance for credit losses and non-routine transactions to ensure these resources are properly trained and capable of performing the required responsibilities in these areas of financial reporting. These changes improved our internal controls related to the review of our allowances for credit losses and non-routine transactions. In addition, we performed additional post closing procedures and analyses, including expanded workpaper reviews and analytical analysis, in order to prepare the Consolidated Financial Statements.
     Under the supervision of our General Partner’s management, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, and because of our failure to include the required Management’s Report on Internal Control over Financial Reporting (the “Report of Management”) in our annual report on Form 10-K for the fiscal year ended December 31, 2007, when originally filed on March 31, 2008, our General Partner’s management concluded that our disclosure controls and procedures were not effective.
     We have remedied this failure in the effectiveness of our disclosure controls and procedures by implementing additional controls and procedures designed to ensure that the disclosure provided by us meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended. In addition, we have amended our annual report on Form 10-K for the fiscal year ended December 31, 2007, to provide the required Report of Management.

PART II — OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (2)

10.1	Fifth Amendment to Secured Loan Agreement with WestLB AG, New York Branch, dated June 1, 2008 (3)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on June 7, 2002.

(3)	Filed previously on August 14, 2008 as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

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