Form 10-Q
period 2008-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2008-11-14
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)
ASSETS
Cash	$216	$259
Restricted cash	28,646	29,442
Accounts receivable	187	297
Investment in direct financing leases and notes, net	295,528	331,622
Investment in operating leases, net of accumulated depreciation of $9,255 and $7,855, respectively	7,958	11,693
Deferred financing costs, net	3,101	2,728
Other assets	976	1,347

	$336,612	$377,388

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities
Debt	$282,788	$324,170
Accounts payable and accrued expenses	1,491	1,256
Accrued repurchase liability	392	—
Security deposits	7,302	5,143
Fair value of interest rate swaps	8,508	6,623
Due to related parties	9,152	3,054

Total liabilities	309,633	340,246
Partners’ Capital
General partner	(177)	(99)
Limited partners	33,845	41,855
Accumulated other comprehensive loss	(6,689)	(4,614)

Total partners’ capital	26,979	37,142

	$336,612	$377,388

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Interest on equipment financings	$6,337	$6,501	$20,414	$18,098
Rental income	983	1,439	3,467	4,346
Gain on sale of equipment and lease dispositions, net	911	870	1,454	1,272
Other	602	772	1,839	1,732

	8,833	9,582	27,174	25,448

Expenses:
Interest expense	4,460	4,998	13,916	13,591
Depreciation on operating leases	892	1,183	2,991	3,624
Provision for credit losses	3,951	970	7,459	2,672
Management fees to related party	922	899	2,885	2,688
Administrative expense reimbursed to related party	732	435	1,938	1,225
General and administrative expenses	703	500	2,150	1,794

	11,660	8,985	31,339	25,594

Net (loss) income	$(2,827)	$597	$(4,165)	$(146)

Weighted average number of limited partner units outstanding during the period	595,065	598,633	596,115	599,483

Net (loss) income per weighted average limited partner unit	$(4.70)	$0.99	$(6.92)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008
(in thousands, except unit data)
(unaudited)

				Accumulated
				Other	Partners’	Comprehensive
	General	Limited Partners		Comprehensive	Capital	Loss
	Partner	Units	Amount	Loss	Total	Total
Balance at January 1, 2008	$(99)	597,945	$41,855	$(4,614)	$37,142
Cash distributions paid	(36)		(3,547)	—	(3,583)
Redemption of Limited Partners Units	—	(3,266)	(340)	—	(340)
Net loss	(42)		(4,123)	—	(4,165)	$(4,165)
Unrealized loss on hedging derivatives	—	—	—	(1,789)	(1,789)	(1,789)
Amortization of gain on financial derivative	—	—	—	(286)	(286)	(286)

Balance at September 30, 2008	$(177)	594,679	$33,845	$(6,689)	$26,979	$(6,240)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(4,165)	$(146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of equipment and lease dispositions, net	(1,454)	(1,272)
Depreciation	2,991	3,624
Provision for credit losses	7,459	2,672
Amortization of deferred financing costs	473	192
Amortization of gain on financial derivative	(286)	(127)
Changes in operating assets and liabilities:
Accounts receivable	132	9
Other assets	359	250
Accounts payable and accrued expenses	235	200
Due to related parties, net	6,098	2,715

Net cash provided by operating activities	11,842	8,117

Cash flows from investing activities:
Investment in direct financing leases and notes	(96,427)	(129,216)
Investments in operating leases	(444)	(1,236)
Proceeds from direct financing leases, net of earned income	91,357	85,327
Proceeds from (investment in) equipment under operating leases, net	1,188	—
Proceeds from sale of leases to third parties	35,551	—
Increase in security deposits, net	2,159	1,595

Net cash provided by (used in) investing activities	33,384	(43,530)

Cash flows from financing activities:
Borrowings of debt	68,015	134,962
Repayment of debt	(109,397)	(88,204)
Increase (decrease) in restricted cash	796	(21,478)
Increase in deferred financing costs	(760)	(2,349)
Proceeds from termination of financial derivatives	—	2,254
Redemption of limited partner units	(340)	(205)
Cash distributed to partners	(3,583)	(3,621)

Net cash (used in) provided by financing activities	(45,269)	21,359

Decrease in cash	(43)	(14,054)
Cash, beginning of period	259	14,210

Cash, end of period	$216	$156

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
(unaudited)
NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund II, L.P. (the “Fund”), a Delaware limited partnership, was formed on March 30, 2004 by LEAF Financial Corporation (the “General Partner”). The General Partner is an indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (Nasdaq: REXI) operating in the commerical finance, real estate and financial fund management sectors. During its offering period, which terminated on October 13, 2006, the Fund reached its maximum subscription of 600,000 limited partners units ($59.9 million).
     The Fund has acquired and seeks to acquire a diversified portfolio of equipment to finance to end users throughout the United States. The Fund has also acquired and seeks to acquire existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
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
     As of September 30, 2008, in addition to its 1% General Partnership interest, LEAF Financial also held a 1.6% limited partnership interest in the Fund. The Fund shall terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.
     The consolidated financial statements and notes thereto as of September 30, 2008 and for the three and nine months ended of September 30, 2008 and 2007 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim period presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the nine months ended September 30, 2008 may not necessarily be indicative of the results of operations for the full year ending December 31, 2008.
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
     Certain amounts for prior periods in the Consolidated Financial Statements have been reclassified to conform with current period presentations. Due from Lockbox at December 31, 2007 has been reclassified to be included in Restricted Cash at September 30, 2008. In addition, Deferred Financing Costs, Net, which was included in Other Assets as of December 31, 2007, is now presented as a separate line item on the Consolidated Balance Sheets. The reclassification of these items has had no impact on net income or on consolidated total assets.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
     Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and the fair value of interest rate swaps. Actual results could differ from those estimates.
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
     The Fund’s allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance for credit losses is based on factors which include the Fund’s historical loss experience on equipment finance portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, The Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate write off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
Concentration of Credit Risk
     Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality short-term money market instruments with high-quality financial institutions. As of September 30, 2008, the Fund had deposits in banks totaling $27.7 million of which $27.5 million was over the $100,000 insurance limit of the Federal Deposit Insurance Corporation (“FDIC”). On October 3, 2008, the FDIC increased the limit to $250,000 on a temporary basis through December 31, 2009. The Fund’s potential loss exposure under the increased limit would have been $27.3 million at September 30, 2008. No losses have been experienced on such deposits.
     In addition, as of September 30, 2008 13% of the Fund’s net investment in direct financing leases and notes were located in California.
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
SEPTEMBER 30, 2008
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
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
     Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight-line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and nine months ended September 30, 2008 and 2007.
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
Supplemental Disclosure of Cash Flow Information
     During the nine months ended September 30, 2008 and 2007, the Fund paid the following (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Cash paid for:
Interest	$13,280	$13,115

Non-cash activities:
Borrowings under 2007-1 Term Securitization	$—	$(267,237)

Repayment of Merrill Lynch and WestLB line of credit	$—	$267,237

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Recently Issued Accounting Pronouncements
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) 157-3, “Determining the Fair Value of a Financial Asset in a Market that is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 “Fair Value Measurements,” (“SFAS 157”) in an inactive market. The provisions of FSP 157-3 are effective immediately and adoption did not have a material effect on the Fund’s consolidated financial statements.
     In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009. The Fund is assessing the potential impact that the adoption of SFAS 161 may have on its consolidated financial statements.
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
     The Fund may sell leases to third parties. Under SFAS No. 140, leases are accounted for as sold when control of the lease is surrendered. Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140”. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults. The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As theses estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded. The provision for repurchases is recorded as component of gains on sales of leases and notes.
See Note 5.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
Fair Value of Financial Instruments
     For cash, receivables and payables, the carrying amounts approximate fair values because of the short maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates. The interest rate swaps discussed in Note 8 are recorded at fair value based on market quotes from the swaps’ counterparty banks.
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
NOTE 3 – RESTRICTED CASH
     Restricted cash as of September 30, 2008 and December 31, 2007 includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
NOTE 4 - INVESTMENT IN LEASES AND NOTES
     The Fund’s direct financing leases are generally for initial lease terms ranging from 12 to 84 months. Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment. The interest rates on notes receivable generally range from 7% to 13.5%. As of September 30, 2008 and December 31, 2007, 13% and 15%, respectively, of equipment financing were located in California. The following table sets forth the investment in direct financing leases and notes (in thousands):

	September 30,	December 31,
	2008	2007
Direct financing leases	$240,868	$268,983
Notes receivable	58,360	64,599

	299,228	333,582
Allowance for credit losses	(3,700)	(1,960)

	$295,528	$331,622

     The components of direct financing leases for the periods indicated are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Total future minimum lease payments	$268,268	$301,449
Unearned rental income	(28,960)	(35,846)
Residuals, net of unearned residual income	1,560	3,380

	$240,868	$268,983

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
NOTE 4 - INVESTMENT IN LEASES AND NOTES — (Continued)
The following is a summary of the Fund’s allowance for credit losses for the periods indicated (in thousands):

	Nine months ended
	September 30,
	2008	2007
Allowance for credit losses, beginning of period	$1,960	$1,121
Provision for credit losses	7,459	2,672
Net write offs	(5,719)	(2,375)

Allowance for credit losses, end of period	$3,700	1.418

     As of September 30, 2008, the future minimum lease payments and related rental payments scheduled to be received on non-cancelable direct financing leases, notes receivable and operating leases are as follows (in thousands):

	Direct Financing
Periods Ending September 30,	Leases	Notes	Operating Leases	Total
2009	$109,828	$15,055	$2,958	$127,841
2010	76,374	14,877	1,884	93,135
2011	46,740	12,551	792	60,083
2012	22,879	9,807	218	32,904
2013	9,908	4,329	25	14,262
Thereafter	2,539	1,741	13	4,293

	$268,268	$58,360	$5,890	$332,518

NOTE 5 -SALES OF LEASES AND NOTES
     During the three and nine months ended September 30, 2008, the Fund sold leases and notes to third parties. In connection with one sale completed during the three months ended September 30, 2008, the Fund agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Accrued Repurchase Liability”). The maximum exposure under the Accrued Repurchase Liability is $2.3 million based on total gross proceeds received of $30.5 million. With the exception of the Accrued Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due.
     When determining the fair value of the Accrued Repurchase Liability, the key assumptions used in measuring the Repurchase Commitment were the weighted average life of the portfolio, the expected rate of delinquent leases subject to repurchase and discount rate. The cash flows were estimated based on management’s estimated of the loss curve based on historical experience. Based on these assumptions, the fair value of the Accrued Repurchase Liability was estimated at $392,000, which was recorded as a liability and reduced the gain on the respective sale.
     For the three and nine months ended September 30, 2008, the Fund received net total proceeds of $30.0 million and $35.5 million, respectively, on sales of leases and notes and recorded gains totaling $238,000 and $561,000, respectively, which is included on “Gain on Sale of Equipment and Lease Dispositions, Net) on the Consolidated Statements of Operations. No purchases under the Accrued Repurchase Liability occurred during the three months ended September 30, 2008.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
NOTE 6 – DEFERRED FINANCING COSTS, NET
     As of September 30, 2008 and December 31, 2007, the Fund had $3.9 million and $2.8 million, respectively, of deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of September 30, 2008 and December 31, 2007 is $833,000 and $417,000 respectively. Future amortization expense for each of the succeeding twelve month periods ending September 30 is as follows (in thousands):

2009	$663
2010	663
2011	663
2012	594
2013	389
Thereafter	129

$3,101

NOTE 7 - DEBT
     The table below summarizes the Fund’s debt for the periods indicated (in thousands):

	September 30, 2008	December 31, 2007
In June 2007, the Fund entered into a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. Interest rates and maturities on the four tranches are as follows: Class A-1 5.38%, maturing in September 2008 was fully repaid in March 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from March 2009 to July 2012 (See Note 8). As of September 30, 2008, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.40% on a weighted average basis
	$143,037	$214,653

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and notes receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from July 2013 to August 2015. As of September 30, 2008 the interest rate swap agreements fix the interest rate on the outstanding balance at 5.72% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for a one year period in June 2009. If the Fund’s WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under the original terms
	139,751	109,517

Total outstanding debt	$282,788	$324,170

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
NOTE 7 - DEBT — (Continued)
     The Fund is subject to certain financial covenants which are customary for the type and size of its related debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure the Fund’s equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of the Fund’s total debt compared to its net worth. The portfolio performance covenants provide that the Fund would be in default if a percentage of the Fund’s portfolio of leases and loans are delinquent in payment beyond acceptable grace periods. As of September 30, 2008, the Fund is in compliance with all such covenants under its various debt agreements.
     Annual principal payments for each of the succeeding twelve month periods ending September 30 are as follows (in thousands):

2009	$102,987
2010	80,368
2011	52,899
2012	29,767
2013	13,176
Thereafter	3,591

$282,788

NOTE 8- DERIVATIVE INSTRUMENTS
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
     At September 30, 2008 and December 31, 2007, the notional amounts of the 26 interest rate swap contracts were $272.1 million and $181.8 million, respectively. For the nine months ended September 30, 2008 and 2007, the Fund had an unrealized losses of ($1.8 million) and ($3.0 million), respectively, on these interest rate swaps which is included in accumulated other comprehensive loss. The Fund recognized no gain or loss during the nine months ended September 30, 2008 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of September 30, 2008, $3.3 million of the $8.5 million unrealized loss on hedging derivatives is expected to be recognized in earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
NOTE 9 – FAIR VALUE MEASUREMENT
     Effective January 1, 2008 the Fund adopted SFAS No. 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on the Fund’s financial statements as the Fund historically has valued its derivatives at fair value. The provisions of SFAS No. 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS No. 13,“Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13.
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
     As discussed in Note 8, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, the Fund values these instruments using a valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. The Fund’s methodology also incorporates the impact of both the Fund’s and the counterparty’s credit standing.
     Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2008 (in thousands):

	Fair Value measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Liabilities
Interest Rate Swaps		$8,508		$8,508
NOTE 10 – TRANSACTIONS WITH AFFILIATES
     The Fund acquires existing portfolios of equipment from its General Partner. The General Partner receives an acquisition fee for assisting the Fund in acquiring equipment and portfolios of equipment subject to existing equipment leases. This fee is up up to 2% of the purchase price paid for the equipment or portfolios of equipment subject to existing equipment financing.
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

LEASE EQUITY APPRECIATION FUND II, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
SEPTEMBER 30, 2008
(unaudited)
NOTE 10 – TRANSACTIONS WITH AFFILIATES (Continued)
     The General Partner is entitled to receive a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the nine months ended September 30, 2008 and 2007.
     The General Partner or its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     The General Partner is entitled to receive a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the nine months ended September 30, 2008 and 2007.
     The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Acquisition fees	$899	$715	$1,802	$2,209
Asset management fees	922	899	2,885	2,688
Reimbursed administrative expenses	732	435	1,938	1,225
     Due to related parties, net, as of September 30, 2008 and December 31, 2007, includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 11 – ALLOCATION OF PARTNERSHIP INCOME (LOSS) AND CASH DISTRIBUTIONS
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
NOTE 12 – COMPREHENSIVE LOSS
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
SEPTEMBER 30, 2008
(unaudited)
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
NOTE 14 – FIRST QUARTER ADJUSTMENT
     During the third and fourth quarters of the year ended December 31, 2007, the Fund recorded adjustments to the valuation of certain leases which had an impact of increasing the reported gains on sale of equipment of $179,000 in the third quarter and reducing the provision of credit losses of $57,000 in the fourth quarter, as well as reducing interest on equipment financings of $20,000 and $30,000 for the third and fourth quarters, respectively. The Fund has determined that these adjustments were not material to those periods as they had no impact on cash available for distribution to investors, a metric that management believes to be important to the Fund’s investors. Accordingly, the Fund has recorded these adjustments in the March 31, 2008 financial statements. The effect of these adjustments for the nine months ended September 30, 2008, which the Fund also determined to not be material to these periods, was to reduce net income by $186,000 by increasing the provision for credit losses by $57,000 reducing gain on sale of equipment by $179,000 and increasing interest income on equipment financings by $50,000.

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
OVERVIEW
     We are Lease Equity Appreciation Fund II, L.P., a Delaware limited partnership that commenced operations on April 14, 2005. Our General Partner is LEAF Financial Corporation. LEAF Financial Corporation (our “General Partner”) is an indirect subsidiary of Resource America, Inc., which is a publicly-traded company (Nasdaq: REXI) operating in the financial fund management, real estate and commercial finance sectors.
     As of October 13, 2006, the date our offering terminated, we had raised $59.9 million through the sale of 600,000 limited partner units.
     We have acquired and seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. The equipment we finance includes computers, medical equipment, copiers, office furniture, telecommunications equipment and machinery used in manufacturing and construction. We focus on the small to mid-size business market, which generally includes businesses with:
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
     Our offering began on December 28, 2004 and we broke escrow on April 14, 2005 (commencement of operations). As of September 30, 2008, our portfolio contained approximately 22,000 equipment leases with approximately 19,000 individual end users located in 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment. As of September 30, 2008, we had a net investment of $295.5 million in direct financing leases and notes and a net investment of $8.0 million in equipment under operating leases for a total investment in equipment financing assets of $303.5 million.
     Our average original equipment cost per equipment financing transaction was $26,000 and $41,000, as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the average initial term of our financings was 55 months and 53 months, respectively. As of September 30, 2008 and December 31, 2007, 13% and 15%, respectively, of our equipment was located in California. No other state accounted for more than 10% of our equipment portfolio.
     We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2008, our outstanding debt was $282.8 million.

Our Lease Portfolio
     The following schedules detail the type, net investment (before allocating the allowance for credit losses) and percentage of the various types of equipment leased by us under operating leases, direct financing leases and notes as of September 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$77,429	25.9%	$96,100	28.8%
Medical Equipment	54,233	18.1	69,545	20.8
Computers	35,154	11.7	53,590	16.1
Office Equipment	28,450	9.5	20,097	6.0
Building Systems	9,695	3.2	13,992	4.2
Communications	18,825	6.3	15,788	4.7
Restaurant Equipment	17,305	5.8	19,553	5.9
Garment Care	13,221	4.4	16,837	5.0
Water Purification	18,980	6.3	—	—
Other	25,936	8.8	28,080	8.5

	$299,228	100.0%	$333,582	100.0%

Operating Leases

	September 30, 2008		December 31, 2007
	Net		Net
Type of Equipment	Investment	Percentage	Investment	Percentage
Industrial Equipment	$2,238	28.1%	$3,476	29.7%
Communications	1,912	24.0	2,378	20.3
Office Equipment	1,558	19.6	2,030	17.4
Computers	1,283	16.1	2,514	21.5
Building systems	359	4.5	419	3.6
Agriculture Equipment	326	4.1	360	3.1
Restaurant Equipment	184	2.3	197	1.7
Medical Equipment	60	0.8	262	2.2
Garment Care	23	0.3	43	0.4
Software	15	0.2	14	0.1

	$7,958	100.0%	$11,693	100.0%

     The following schedules detail the type of business by standard industrial classification that lease our equipment as of September 30, 2008 and December 31, 2007 (dollars in thousands):
Direct Financing Leases and Notes

	September 30, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$132,077	44.1%	$153,981	46.1%
Retail Trade	36,103	12.1	38,120	11.4
Manufacturing	33,593	11.2	36,334	10.9
Agriculture/Forestry/Fishing	21,942	7.3	27,260	8.2
Transportation/Communication/Energy	19,410	6.5	20,820	6.2
Construction	17,772	6.0	19,219	5.8
Wholesale Trade	13,584	4.5	15,240	4.6
Finance/Insurance/Real Estate	12,339	4.1	9,981	3.0
Public Administration	1,700	0.6	949	0.3
Other	10,708	3.6	11,678	3.5

	$299,228	100.0%	$333,582	100.0%

Operating Leases

	September 30, 2008		December 31, 2007
	Net		Net
Type of Business	Investment	Percentage	Investment	Percentage
Services	$2,857	35.9%	$4,558	39.0%
Construction	2,656	33.4	3,692	31.6
Manufacturing	935	11.7	1,303	11.1
Finance/Insurance/Real Estate	458	5.7	622	5.3
Wholesale Trade	288	3.6	424	3.6
Retail Trade	263	3.3	333	2.9
Agriculture/Forestry/Fishing	205	2.6	267	2.3
Transportation/Communication/Energy	173	2.2	273	2.3
Public Administration	117	1.5	183	1.6
Other	6	0.1	38	0.3

	$7,958	100.0%	$11,693	100.0%

Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and for the fair value of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     For a complete discussion of our critical accounting policies and estimates, see the discussion our annual report on Form 10-K for fiscal 2007 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
     We accrue liabilities for obligations associated with leases and loans sold which we may be required to repurchase due to breaches of representations and warranties and early payment defaults.  We periodically evaluate the estimates used in calculating expected losses and adjustments are reported in earnings.  As theses estimates are influenced by factors outside our control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.
     Our allowance for credit losses is the estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progress through delinquency stages to ultimate write off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
Results of Operations
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     The following summarizes our results of operations for the three months ended September 30, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financings	$6,337	$6,501	$(164)	$(3%)
Rental income	983	1,439	(456)	(32%)
Gains on sale of equipment and lease dispositions, net	911	870	41	5%
Other	602	772	(170)	(22%)

	8,833	9,582	(749)	(8%)

Expenses:
Interest expense	4,460	4,998	(538)	(11%)
Depreciation on operating leases	892	1,183	(291)	(25%)
Provision for credit losses	3,951	970	2,981	307%
Management fees to related party	922	899	23	3%
Administrative expenses reimbursed to related party	732	435	297	68%
General and administrative expenses	703	500	203	41%

	11,660	8,985	2,675	30%

Net (loss) income	$(2,827)	$597	$(3,424)	$(574%)

     The decrease in total revenues was primarily attributable to the following:
•	a decrease in interest income on equipment financings due to a decrease in our weighted average net investment in direct financing leases and notes to $298.7 million for the three months ended September 30, 2008 as compared to $332.2 million for the three months ended September 30, 2007, a decrease of $33.5 million (10%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2008 period compared to the 2007 period.

•	a decrease in other income, which consists primarily of late fee income. Late fee income has decreased due to the decrease of our equipment financing portfolio.

The increase in total expenses was primarily attributable to the following:
•	an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the worsening of general economic conditions.

•	an increase in administrative expenses reimbursed to related party due to the hiring of additional collection personnel by our General Partner to minimize any impact on delinquencies resulting from a weakened US economy.

•	an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts.
     These increases were partially offset by the following:
•	a decrease in interest expense due to our decrease in average debt outstanding. Weighted average borrowings for the three months ended September 30, 2008 and 2007 were $293.6 million and $330.3 million, respectively, at an effective interest rate of 6.0% and 6.0%, respectively.

•	a decrease in depreciation on operating leases directly related to our decrease in operating leases.
     Our net (loss) income for the three months ended September 30, 2008 and 2007 was $(2.8 million) and $597,000, respectively. The net (loss) income per limited partnership unit, after the loss allocated to our General Partner for the three months ended September 30, 2008 and 2007 was $(4.70) and $0.99, respectively, based on a weighted average number of limited partnership units outstanding of 595,065 and 598,633 respectively.

     Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
     The following summarizes our results of operations for the nine months ended September 30, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financings	$20,414	$18,098	$2,316	$13%
Rental income	3,467	4,346	(879)	(20%)
Gains on sale of equipment and lease dispositions, net	1,454	1,272	182	14%
Other	1,839	1,732	107	6%

	27,174	25,448	1,726	7%

Expenses:
Interest expense	13,916	13,591	325	2%
Depreciation on operating leases	2,991	3,624	(633)	(17%)
Provision for credit losses	7,459	2,672	4,787	179%
Management fees to related party	2,885	2,688	197	7%
Administrative expenses reimbursed to related party	1,938	1,225	713	58%
General and administrative expenses	2,150	1,794	356	20%

	31,339	25,594	5,745	22%

Net loss	$(4,165)	$(146)	$(4,019)	$2,753%

     The increase in total revenues was primarily attributable to the following:
•	an increase in interest income on equipment financings due to increased yields on leases and loans. Our weighted average net investment in financing assets decreased to $314.8 million for the nine months ended September 30, 2008 as compared to $317.2 million for the nine months ended September 30, 2007, an decrease of $2.4 million (1%).
     These increases were partially offset by:
•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2008 period compared to the 2007 period.
     The increase in total expenses were primarily attributable to the following:
•	an increase in interest expense due to our increase in average debt outstanding. Weighted average borrowings for the nine months ended September 30, 2008 and 2007 were $309.6 million and $305.3 million, respectively, at an effective interest rate of 8.9% and 8.8%, respectively.

•	an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the worsening of general economic conditions.

•	an increase in management fees attributable to increased payments received on leases (since management fees are paid based on lease payments received).

•	an increase in administrative expenses reimbursed to related party due to the hiring of additional collection personnel by our General Partner to minimize any impact on delinquencies resulting from a weakened US economy.

•	an increase in general and administrative expenses related to increased legal costs associated with collection efforts.
     These increases were partially offset by:
•	a decrease in depreciation on operating leases related to our decrease in our investment in operating leases.

     Our net loss for the nine months ended September 30, 2008 and 2007 was $4.2 million and $146,000, respectively. The net loss per limited partnership unit, after the loss allocated to our General Partner for the nine months ended September 30, 2008 and 2007 was $6.92 and $0.24, respectively, based on a weighted average number of limited partnership units outstanding of 596,115 and 599,483, respectively.
Finance Receivables and Asset Quality
     Our net investment in direct financing leases and loans decreased to $295.5 million as of September 30, 2008 compared to $331.6 million as of December 31, 2007, a decrease of $36.1 million (11%). The performance of our lease portfolio is a measure of our General Partners underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivable including non performing assets, which are those assets that are not accruing income due to non performance or impairment (dollars in thousands):

					As of and For
	As of and For The				The
	Nine Months Ended September 30,				Year Ended
			Change		December 31
	2008	2007	$	%	2007

Investment in direct financing leases and notes before allowance for credit losses:	$299,228	$350,349	$(51,121)	(15%)	$333,582
Weighted average investment in direct financing leases and notes before allowance for credit losses	314,753	317,202	(2,449)	(1%)	321,991
Allowance for credit losses	3,700	1,418	2,282	161%	1,960
Non-performing assets	12,226	12,383	(157)	(1%)	9,996
Net write-offs	5,719	2,375	3,344	141%	5,008

As a percentage of ending finance receivables:
Allowance for credit losses	1.24%	0.40%			0.59%
Non-performing assets	4.09%	3.53%			3.00%

As a percentage of weighted average finance receivables :
Net write-offs	1.82%	0.75%			1.56%
     We manage our risk by adhering to strict credit policy and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and notes, has responded to current economic conditions by increasing its employee headcount in its collection department and has implemented earlier intervention techniques in collection procedures. In the originations area, our General Partner has increased credit standards and limited exposures to certain industries, geographic locations and equipment types.
     Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progress through delinquency stages to ultimate write off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and therefore significantly greater delinquencies than anticipated will have and adverse impact on our cash flow and distributions to our partners.

     Our net write-offs increased for the nine months ended September 30, 2008 compared to 2007 due to the growth in size and the aging of the portfolio as well as the worsening of general economic conditions and the current credit crisis.
Liquidity and Capital Resources
     Our major source of liquidity is excess cash derived from the collection of lease payments after payments of debt principal and interest on debt.
     Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and distributions to partners.
     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$11,842	$8,117
Net cash provided by (used in) investing activities	33,384	(43,530)
Net cash (used in) provided by financing activities	(45,269)	21,359

Decrease in cash	$(43)	$(14,054)

     Cash decreased by $43,000 which was due to a net investment of $4.1 million in new leases (net of related new debt and proceeds from sales of leases to third parties), which was partially offset by the increase in amounts due to related parties of $6.1 million.
     Partners’ distributions paid for the nine month periods ended September 30, 2008 and 2007 were $3.6 million and $3.6 million, respectively.
Borrowings
     Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows (in thousands):

	Maximum Facility	Amount	Amount
	Amount	Outstanding	Available
Series 2007-Term Securitization	$143,037	$143,037	$—
West LB(2)	150,000	139,751	10,249

	$293,037	$282,788	$10,249

(1)	Availability subject to lease or loan eligibility and borrowing base formula. The original amount borrowed at June, 2007 was $276.8 million.

(2)	Our term note securitizations are one-time fundings that pay down over time without any ability for us to draw down additional amounts.
     As of September 30, 2008, we had a committed revolving credit facility with WestLB AG to provide up to $150.0 million in borrowings with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.82% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. The facility is renewable for a one year period in June 2009. If the WestLB facility is not extended at the time of renewal, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the outstanding debt under the original terms.
     Our liquidity is affected by our ability to leverage our portfolio through expansion of our credit facilities.

     Changes in interest rates will affect the market value of our portfolio and our ability to obtain financing. In general, the market value of an equipment lease will change in inverse relation to an interest rate change where the lease has a fixed rate of return. Accordingly, in a period of rising interest rates, the market value of our equipment leases will decrease. A decrease in the market value of our portfolio will adversely affect our ability to obtain financing against our portfolio or to liquidate it. We are subject to certain financial covenants which are customary for the type and size of our related debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants provide that we would be in default if a percentage of our portfolio of leases and loans are delinquent in payment beyond acceptable grace periods. As of September 30, 2008, we are in compliance with all such covenants under our various debt agreements. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. In the event that any of our credit facilities are not renewed when they expire in the coming year, we would seek to obtain an alternative credit facility with comparable terms. We meet regularly with various sources of capital to ensure adequate, competitively priced capital is available.
     Our liquidity could also be affected by higher than expected equipment lease defaults. Higher than expected equipment lease defaults will result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. As of September 30, 2008, our credit evaluation indicated the need for an allowance for possible losses of $3.7 million. As our lease portfolio increases and ages, we anticipate the allowance for losses will increase.
Contractual Obligations
     The contractual obligations under our credit facilities as of September 30, 2008 were as follows (in thousands):

		Payments Due By Period
		Less than	1 – 3	4 – 5	After 5
	Total	1 Year	Years	Years	Years
Contractual obligations:
Debt	$282,788	$102,987	$133,267	$42,943	$3,591
     The above table does not include expected payments related to the Accrued Repurchase Liability as of September 30, 2008. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Accrued Repurchase Liability”). The maximum exposure under the Accrued Repurchase Liability is $2.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2008, our outstanding debt totaled $282.8 million, which consists of variable rate debt of $139.8 million with the WestLB facility and a variable rate debt of $143.0 million with the Series 2007-1 Term Securitization facility. To mitigate interest rate risk we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates on the WestLB and Series 2007-1 Term Securitization credit facilities at 5.82% and 5.40%, on a weighted average basis, respectively. At September 30, 2008 the notional amounts of the interest rate swaps were $272.1 million. The interest rate swap agreements terminate on various dates ranging from January 2010 to August 2015.
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
     There have been no significant changes in our internal controls over financial reporting during the three months ended September 30, 2008 that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Agreement of Limited Partnership (1)

3.2	Certificate of Limited Partnership (2)

4.1	Forms of letters sent to limited partners confirming their investment (2)

31.1	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/Rule 15d-14(a) Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

32.2	Certification of Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

(1)	Filed previously as Appendix A to our Post-Effective Amendment No. 3 to our Registration Statement on Form S-1, filed on January 24, 2004.

(2)	Filed previously as an Exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on September 7, 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
A Delaware Limited Partnership
By: LEAF Financial Corporation, its General Partner

November 14, 2008	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

November 14, 2008	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

November 14, 2008	/s/ Tonya L. Zweier TONYA L. ZWEIER
Chief Accounting Officer