Form 10-K
period 2008-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2009-03-26
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Limited Partner Units
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company☑
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
There is no public market for the Registrant’s securities.
DOCUMENTS INCORPORATED BY REFERENCE
None

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO ANNUAL REPORT
ON FORM 10-K

PART I
ITEM 1 — BUSINESS
The following discussion contains forward-looking statements regarding events and financial trends which may affect our future operating results and financial position. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology. Such statements are subject to risks and uncertainties that could cause our actual results and financial position to differ materially from those anticipated in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as may be required under applicable law.
General
          We are a Delaware limited partnership formed on March 30, 2004 by our General Partner, LEAF Financial Corporation. LEAF Financial Corporation is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. We received our minimum subscription proceeds and we broke escrow on April 14, 2005. On October 13, 2006, we reached our maximum subscriptions of 600,000 limited partner units ($59.9 million).
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan becomes less than 90 days delinquent.

Debt Facilities
          We have augmented the proceeds of our offering with debt, and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.
          Borrowings outstanding under our credit facilities are as follows as of December 31, 2008 (in thousands):

		Facility	Amount	Amount
	Type	Amount	Outstanding	Available(2)
Series 2007 – Term Securitization (1)	Term	$124,521	$124,521	$—
WestLB	Revolving	150,000	130,223	19,777

		$274,521	$254,744	$19,777

(1)	Availability under this loan is subject to having sufficient eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.
          In September 2007, we closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 Notes transaction, four tranches of notes were issued to investors:

	Original Amount
Notes	(in millions)	Interest Rate	Maturity
Class A-1	$84.0	5.38%	September 2008 (a)
Class A-2	77.0	One Month LIBOR + 0.12%	January 2010
Class A-3	101.3	One Month LIBOR + 0.20%	July 2010
Class B	14.5	6.65%	July 2010

	$276.8

(a)	Fully repaid in March 2008.
          To mitigate fluctuations in interest rates on the Class A-2 and Class A-3 notes, we entered into interest rate swap agreements. As of December 31, 2008, the interest rate swap agreements fix the interest rate on the Class A-2 and Class A-3 notes at 5.38% and 5.43%, respectively, on a weighted average basis. The interest rate swap agreements terminate at various dates ranging from March 2009 to July 2012.
          In June 2005, we obtained a $75.0 million credit facility with WestLB AG, New York Branch, (WestLB), which was increased to $150 million in June 2006. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from July 2013 to August 2015. As of December 31, 2008, the interest rate swap agreements fixed the interest rate on this facility at 5.71% on a weighted average basis. Interest and principal are due as payments are received under the financings. The line of credit is renewable for a one year period in 2009. If this facility is not extended at the time of renewal, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the outstanding debt under its original terms.

          We are subject to certain financial covenants related to our debt facilities.  These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency.  The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.
          In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lender’s with information about the financial viability of the entities that service our portfolio. These entities include our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities. As of December 31, 2008, we are in compliance with all such covenants under our various debt agreements.
          In March 2009, we amended our revolving credit facility with WestLB AG. The amendment changes certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility will increase to LIBOR plus 2.50% per annum for all future borrowings (the interest rate on existing borrowings remains unchanged). In addition, the amendment adjusts our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on future borrowings.
Available Information
          We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.leaf-financial.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.
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
•	fees for acquiring our equipment of 2% of the purchase price we pay, including debt we incur or assume in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the year ended December 31, 2008 were $1.9 million;

•	a subordinated annual asset management fee of either 4% of gross rental payments on our operating leases or 2% of gross rental payments on our full payout leases and loans. During the five-year reinvestment period, the management fee will be subordinated to the payment to limited partners of a cumulative annual distribution of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Asset management fees paid to our General Partner for the year ended December 31, 2008 were
$3.8 million;

•	reimbursement for operating and administrative expenses, subject to limitations contained in our partnership agreement. Reimbursed administrative expenses paid to our General Partner for the year ended December 31, 2008 were $2.6 million;

•	a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. This commission will be subordinated to the return to our limited partners of the purchase price of their units plus a cumulative annual distribution, compounded daily, of 8% of their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid for the year ended December 31, 2008; and

•	a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the year ended December 31, 2008.
            In addition our General Partner has a partnership interest equal to 1% of all of our taxable income, losses and cash distributions. Cash distributions paid to our General Partner for the year ended December 31, 2008 were $48,000. Our General Partner also holds a 1.6% limited partner interest in us and, as a limited partner, was paid cash distributions of $75,000 for the year ended December 31, 2008.
Competition
          The equipment leasing business is highly fragmented and competitive. We acquire equipment from our General Partner and its affiliates. Our General Partner and its affiliates compete with:
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
ITEM 1A — RISK FACTORS
          Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B — UNRESOLVED STAFF COMMENTS
          None.
ITEM 2 — PROPERTIES
          We do not own or lease any real property.
ITEM 3 — LEGAL PROCEEDINGS
          We are not subject to any pending material legal proceedings.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of our limited partners during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner as a limited partner with respect to limited partner units it purchased.

Number of Partners as of
Title of Class	December 31, 2008
Limited Partner units	1,407
General Partner interest	1
          Total distributions paid to limited partners for the years ended December 31, 2008, 2007 and 2006 were $4.8 million, $4.8 million and $2.6 million, respectively.
ITEM 6 — SELECTED FINANCIAL DATA
          The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements, which have been audited by Grant Thornton LLP, an independent registered public accounting firm. We deem April 14, 2005 to be the commencement of our operations and we refer to the period from that date through December 31, 2005 as the year ended December 31, 2005 (in thousands, except unit data):

	Years Ended December 31,
	2008	2007	2006	2005
Revenues	$34,780	$34,864	$14,888	$1,194
Expenses	42,180	36,752	14,756	1,632
Net (loss) income	(7,400)	(1,888)	132	(438)
Distributions to partners	$4,826	$4,843	$2,624	$332
Weighted average number of limited partner units outstanding during the year	595,623	599,095	370,349	51,053
Net (loss) income per weighted average limited partner unit	$(12.30)	$(3.12)	$0.35	$(8.49)

	December 31,
	2008	2007	2006	2005	2004
Investment in leases and loans, net	$265,993	$338,172	$317,850	$41,967	$—
Total assets	299,039	372,245	343,322	44,569	11
Bank debt	254,744	324,170	291,118	34,512	—
Partners’ capital:
General partner	$(221)	$(99)	$(32)	$(7)	1
Limited partners	29,371	41,855	48,708	9,621	—
Accumulated other comprehensive (loss) income	(10,098)	(4,614)	1,803	159	—

Total partners’ capital	$19,052	$37,142	$50,479	$9,773	$1

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
          We are a Delaware limited partnership formed on March 30, 2004 by our General Partner, LEAF Financial Corporation. LEAF Financial Corporation is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. We received our minimum subscription proceeds and we broke escrow on April 14, 2005. On October 13, 2006, we reached our maximum subscriptions of 600,000 limited partner units ($59.9 million).
          We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
•	500 or fewer employees;

•	$1.0 billion or less in total assets; or

•	$100.0 million or less in total annual sales.
          Our principal objective is to generate regular cash distributions to our limited partners.
          Our leases consist of direct financing leases and operating leases as defined by U.S. GAAP. Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. When a lease or loan is 90 days or more delinquent, the lease or loan is classified as being on non-accrual and we do not recognize interest income on that lease or loan until the lease or loan becomes less than 90 days delinquent.
          As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers.

Finance Receivables and Asset Quality
          Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2008	2007
Investment in leases and loans, net	$265,993	$338,172
Number of equipment leases	21,400	13,300
Number of individual end users (a)	18,600	11,600
Average original equipment cost	25.5	41.4
Average initial term (in months)	55	53

States accounting for more than 10% of lease and loan portfolio:
California	13%	15%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	26%	29%
Medical equipment	18%	20%
Computers	11%	16%
Office equipment	10%	6%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	44%	46%
Retail trade	12%	11%
Manufacturing	11%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.
          As of December 31, 2008, the average original equipment cost decreased as compared to December 31, 2007 as a result of a decline in the average original equipment cost of leases acquired from our General Partner in 2008. In November 2007, our General Partner acquired a small ticket leasing company that focuses on leases of office and water purification equipment. This acquisition reduced our General Partner’s average original equipment cost subsequent to the acquisition. In addition, our General Partner made changes to its underwriting standards in 2008, which de-emphasized certain industries which traditionally had higher original equipment costs.
          We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2008 and 2007, our outstanding debt was $254.7 million and $324.2 million, respectively.

          The performance of our lease and loan portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Year
	Ended December 31,		Change
	2008	2007	$	%
Investment in direct financing leases and loans before allowance for credit losses	$264,997	$328,466	$(63,469)	(19%)
Weighted average investment in direct financing leases and loans before allowance for credit losses	305,453	321,991	(16,538)	(5%)
Allowance for credit losses	5,770	1,960	3,810	194%
Non-performing assets	15,224	9,996	5,228	52%
Charge-offs, net of recoveries	7,318	5,008	$2,310	46%

As a percentage of finance receivables:
Allowance for credit losses	2.18%	0.60%
Non-performing assets	5.74%	3.04%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	2.40%	1.56%
          We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses, we have been able to increase our credit standards without reducing the rate we charge on our leases and loans.
          Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and therefore significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
          The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. We focus on financing equipment used by small to mid-size businesses, and our General Partner anticipates that the recession will make it more difficult for some of our customers to make payments on their financings with us on a timely basis, which could result in higher delinquencies.
          Our net charge-offs increased in 2008 compared to 2007 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

Critical Accounting Policies
          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          We have identified the following policies as critical to our business operations and the understanding of our results of operations.
Revenue Recognition
          Our investment in financing assets consists of direct financing leases and loans and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, we write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2008, 2007 and 2006.
          Loans. Our term loans consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments term over the cost of the related equipment. For all the other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. Fees from delinquent payments are recognized when received and are included in other income.

Allowance for Credit Losses
          We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
Estimated Unguaranteed Residual Values of Leased Equipment
          Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon our General Partner’s history with regard to the realization of residuals, available industry data and our General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases on a net present value basis. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. In accordance with U.S. GAAP, upward adjustments to residual values are not permitted.
Impairment of Long-Lived Assets
          We review our long-lived assets for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If it is determined that estimated undiscounted future cash flows derived from long-lived assets will not be sufficient to recover their carrying amounts, an impairment charge will be recorded if the carrying amount of the assets exceed their estimated fair values.
Fair Value and Effectiveness of Interest Rate Swaps
          We account for our derivative instruments and hedging activities in accordance with SFAS 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 clarifies and amends SFAS 133, “Accounting for Derivative Financial Instruments and Hedging Activities” for implementation issues raised by constituents and includes the conclusions reached by the Financial Accounting Standards Board (“FASB”) on certain FASB Staff Implementation Issues.
          Effective January 1, 2008 we adopted SFAS 157, “Fair Value Measurements”, which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The adoption did not have a material effect on our financial statements as we historically have valued our derivatives at fair value. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives.  As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

          Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps	$—	$11,734	$—	$11,734
Results of Operations
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007
          The following summarizes our results of operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financings and loans	$26,210	$24,852	$1,358	$5%
Rental income	4,351	5,747	(1,396)	(24%)
Gains on sales of equipment and lease dispositions, net	1,730	1,806	(76)	(4%)
Other	2,489	2,459	30	1%

	34,780	34,864	(84)	—%

Expenses:
Interest expense	17,872	18,545	(673)	(4%)
Depreciation on operating leases	3,712	4,794	(1,082)	(23%)
Provision for credit losses	11,128	5,847	5,281	90%
Management fees to affiliate	3,844	3,680	164	4%
Administrative expenses reimbursed to affiliate	2,626	1,501	1,125	75%
General and administrative expenses	2,998	2,385	613	26%

	42,180	36,752	5,428	15%

Net loss	$(7,400)	$(1,888)	$(5,512)	(292%)

          The decrease in total revenues was primarily attributable to the following:
•	an increase in interest income on equipment financings and loans. Our weighted average net investment in direct financing leases and loans decreased to $305.5 million for the year ended December 31, 2008 as compared to $322.0 million for the year ended December 31, 2007, a decline of $16.5 million (5%). This decrease was offset by the increased yields on leases acquired in late 2007 and 2008 due to an increase in the rates we were able to charge as a result of the current scarcity of credit available to small and mid-size businesses. This increase was offset by:

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2008 period compared to the 2007 period.

          The increase in total expenses was primarily attributable to the following:
•	an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 5.74% as of December 31, 2008 as compared to 3.04% as of December 31, 2007.

•	an increase in administrative expenses reimbursed to affiliate due to the hiring of additional collection personnel by our General Partner to attempt to control the impact on delinquencies resulting from the economic recession in the United States.

•	an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts. We expect the increase in legal costs will result in future recoveries of credit losses.
          These increases were partially offset by the following:
•	a decrease in interest expense due to a decrease in our average debt outstanding. Weighted average borrowings for the years ended December 31, 2008 and 2007 were $299.8 million and $311.0 million, respectively, at an effective interest rate of 6.0% for each year.

•	a decrease in depreciation on operating leases directly related to our decrease in our investment in operating leases.
          The net loss per limited partner unit, after the loss allocated to our General Partner for the years ended December 31, 2008 and 2007 was $12.30 and $3.12, respectively, based on a weighted average number of limited partner units outstanding of 595,623 and 599,095, respectively.
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
          The following summarizes our results of operations for the years ended December 31, 2007 and 2006 (dollars in thousands):

			Increase (Decrease)
	2007	2006	$	%
Revenues:
Interest on equipment financings and loans	$24,852	$9,876	$14,976	152%
Rental income	5,747	3,796	1,951	51%
Gains on sales of equipment and lease dispositions, net	1,806	458	1,348	294%
Other	2,459	758	1,701	224%

	34,864	14,888	19,976	134%

Expenses:
Interest expense	18,545	7,256	11,289	156%
Depreciation on operating leases	4,794	3,133	1,661	53%
Provision for credit losses	5,847	1,029	4,818	468%
Management fees to affiliate	3,680	1,592	2,088	131%
Administrative expenses reimbursed to affiliate	1,501	871	630	72%
General and administrative expenses	2,385	875	1,510	173%

	36,752	14,756	21,996	149%

Net (loss) income	$(1,888)	$132	$(2,020)	(1,530%)

          The increase in total revenues was primarily attributable to the following:
•	an increase in interest income on equipment financings due to an increase in our net investment in leases and loans. Our weighted average net investment in financing assets increased to $319.0 million for the year ended December 31, 2007 as compared to $172.1 million for the year ended December 31, 2006, an increase of $146.9 million (85%). This increase is principally due to our acquisition of a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch at September 30, 2006. In addition the growth was driven by our General Partner’s increased sales to us, marketing efforts supported by lines of financing, and the purchase of a lease portfolio of $31.1 million from Pacific Capital Bank at June 30, 2007.

•	an increase in rental income which was principally the result of an increase in our investment in operating leases in the 2007 period compared to the 2006 period.

•	an increase in gains on sales of equipment and lease dispositions. Gains and losses from equipment and lease dispositions may vary significantly from period to period, and have increased due to the size of the portfolio.

•	an increase in other income. Other income consists primarily of late fee income. Late fee income has increased due to the increase of the equipment financing portfolio coupled with an increase in payment collection efforts.
          The increase in total expenses was primarily attributable to the following:
•	an increase in interest expense due to an increase in our average debt outstanding. Weighted average borrowings for the year ended December 31, 2007 and 2006 were $307.6 million and $162.8 million, respectively, at an effective interest rate of 6.0% for each year. The increase in borrowings is principally due to our acquisition of a portfolio of leases, loans and related assets for approximately $191.7 million, from a subsidiary of Merrill Lynch at September 30, 2006.

•	an increase in depreciation on operating leases related to our increase in our investment in operating leases.

•	an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the growth in size of the portfolio as well as the worsening of general economic conditions.

•	an increase in management fees attributable to increased payments received on leases (since management fees are paid based on lease payments received).

•	an increase in administrative expenses reimbursed to affiliate due to the increase in our portfolio of equipment financing assets.

•	an increase in general and administrative expenses related to increased legal costs associated with collection efforts.
          The net (loss) income per limited partner unit, after the loss allocated to our General Partner for the year ended December 31, 2007 and 2006 was $(3.12) and $0.35, respectively, based on a weighted average number of limited partner units outstanding of 599,095 and 370,349, respectively.

Liquidity and Capital Resources
General
          Our major source of liquidity is excess cash derived from the collection of lease and loan payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners.
          The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2008	2007	2006
Net cash provided by operating activities	$15,396	$9,813	$3,656
Net cash provided by (used in) investing activities	59,688	(29,157)	(106,543)
Net cash (used in) provided by financing activities	(75,194)	5,393	116,063

(Decrease) increase in cash	$(110)	$(13,951)	$13,176

          Partners’ distributions paid for the years ended December 31, 2008, 2007, and 2006 were $4.8 million, $4.8 million and $2.6 million, respectively. Distributions to limited partners were 8% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.
          Cash decreased by $110,000 which was primarily due to a net debt repayment of $8.6 million (net of purchases of and proceeds from leases and loans) and distributions to our partners of $4.8 million, partially offset by an increase in amounts due to affiliates of $8.9 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in a net debt repayment in 2008.
Borrowings
          Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of December 31, 2008 (in thousands):

		Facility	Amount	Amount	Amount of
	Type	Amount	Outstanding	Available(2)	Collateral(3)
Series 2007 – Term Securitization (1)	Term	$124,521	$124,521	$—	$148,578
WestLB	Revolving	150,000	130,223	19,777	140,851

		$274,521	$254,744	$19,777	$289,429

(1)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.

(2)	Availability under this loan is subject to having sufficient eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.

(3)	Recourse under these facilities is limited to the amount of collateral pledged.
          As of December 31, 2008, we had a committed revolving credit facility with WestLB AG to provide up to $150.0 million in borrowings with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.71% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. The facility is renewable for a one year period in June 2009, and we are currently in the process of negotiating the renewal. If the WestLB facility is not extended at the time of renewal, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the outstanding debt under the original terms.

          In March 2009, we amended our revolving credit facility with WestLB AG. The amendment changes certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility will increase to LIBOR plus 2.50% per annum for all future borrowings (the interest rate on existing borrowings remains unchanged). In addition, the amendment adjusts our borrowing base formula, requiring a larger portion of our cash flow advance to be pledged as collateral on future borrowings.
          We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency.  The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a certain percentage of our portfolio of leases and loans are delinquent beyond specified grace periods.
          In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service our portfolio. These entities include our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to us, and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.
          As of December 31, 2008, we were in compliance with all such covenants under our various debt agreements.
          If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. If required, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.
          The current tightening of the credit markets could adversely affect our liquidity, particularly our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.
          To date, we have been successful in obtaining new debt financing and either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, which depends on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies, that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.
          We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher than expected lease and loan defaults will reduce our liquidity.
          As discussed above, our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2008, our credit evaluation indicated a need for an allowance for credit losses of $5.8 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.
Contractual Obligations and Commercial Commitments
          The following table sets forth our obligations and commitments as of December 31, 2008 (in thousands):

		Payments Due by Period
		Less
	Total	than 1 Year	1-3 Years	4-5 Years	After 5 years
Bank debt	$254,744	$95,680	$119,515	$36,571	$2,978

          To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.71%, and 5.53% for the WestLB debt facility, and the Term Securitization, respectively. The fair value of the swap liability as of December 31, 2008 is $11.7 million.
          The above table does not include expected payments related to the Repurchase Liability (defined below) as of December 31, 2008. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum exposure under the Repurchase Liability at December 31, 2008 was $11.7 million.
Legal Proceedings
          We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.
Recently Issued Accounting Pronouncements
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to us in the first quarter of 2009.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At December 31, 2008, our outstanding debt totaled $254.7 million which consisted of $240.2 million of variable rate debt and $14.5 million of fixed rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.7% and 5.5% for the WestLB and Series 2007-term securitization, debt facilities, respectively. At December 31, 2008, the notional amounts of the 22 interest rate swaps were $242.2 million. The interest rate swap agreements terminate on various dates ranging from March 2009 to August 2015.
          The following sensitivity analysis table shows, at December 31, 2008, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

				Interest rates
	Interest rates fall			rise 100 basis
	100 basis points	Unchanged		points
Hedging instruments
Fair value	$(15,518)		$(11,734)	$(8,550)
Change in fair value	$(3,784)	$		$3,184
Change as a percent of fair value	(32%)		—	27%
          It is important to note that the impact of changing interest rates on fair value can change significantly when interest rates change beyond 100 basis points from current levels. Therefore, the volatility in the fair value of our assets could increase significantly when interest rates change beyond 100 basis points from current levels. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown above and such difference might be material and adverse to our partners.
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiaries
          We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. and subsidiaries (the “Fund”), as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund II, L.P. and subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their consolidated cash flows for each of the three years ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 25, 2009

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	December 31,
	2008	2007
ASSETS
Cash	$149	$259
Restricted cash	29,234	29,442
Accounts receivable	133	310
Investment in leases and loans, net	265,993	338,172
Deferred financing costs, net	2,956	2,803
Other assets	574	1,259

	$299,039	$372,245

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$254,744	$324,170
Accounts payable and accrued expenses	574	819
Other liabilities	952	437
Derivative liabilities at fair value	11,734	6,623
Due to affiliates	11,983	3,054

Total liabilities	279,987	335,103

Commitments and contingencies

Partners’ Capital:
General partner	(221)	(99)
Limited partners	29,371	41,855
Accumulated other comprehensive loss	(10,098)	(4,614)

Total partners’ capital	19,052	37,142

	$299,039	$372,245

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit data)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Interest on equipment financings and loans	$26,210	$24,852	$9,876
Rental income	4,351	5,747	3,796
Gains on sales of equipment and lease dispositions, net	1,730	1,806	458
Other	2,489	2,459	758

	34,780	34,864	14,888

Expenses:
Interest expense	17,872	18,545	7,256
Depreciation on operating leases	3,712	4,794	3,133
Provision for credit losses	11,128	5,847	1,029
Management fees to affiliate	3,844	3,680	1,592
Administrative expenses reimbursed to affiliate	2,626	1,501	871
General and administrative expenses	2,998	2,385	875

	42,180	36,752	14,756

Net (loss) income	$(7,400)	$(1,888)	$132

Weighted average number of limited partner units outstanding during the year	595,623	599,095	370,349

Net (loss) income per weighted average limited partner unit	$(12.30)	$(3.12)	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes In Partners’ Capital
For The Years Ended December 31, 2008, 2007 and 2006
(in thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	Income (Loss)
Balance, December 31, 2005	$(7)	120,000	$9,621	$159	$9,773
Limited partners contributions	—	480,000	47,884	—	47,884
Offering costs related to the sale of limited partner units	—	—	(6,330)	—	(6,330)
Cash distributions paid	(26)	—	(2,598)	—	(2,624)
Net income	1	—	131	—	132	$132
Unrealized gains on financial derivatives	—	—		1,644	1,644	1,644

Balance, December 31, 2006	(32)	600,000	48,708	1,803	50,479	$1,776

Cash distributions paid	(48)	—	(4,795)	—	(4,843)
Redemption of limited partner units	—	(2,055)	(189)	—	(189)
Net loss	(19)	—	(1,869)	—	(1,888)	$(1,888)
Unrealized losses on financial derivatives	—	—	—	(6,194)	(6,194)	(6,194)
Amortization of gain on financial derivative	—	—	—	(223)	(223)	(223)

Balance, December 31, 2007	(99)	597,945	41,855	(4,614)	37,142	$(8,305)

Cash distributions paid	(48)	—	(4,778)	—	(4,826)
Redemption of limited partner units	—	(4,251)	(380)	—	(380)
Net loss	(74)	—	(7,326)	—	(7,400)	$(7,400)
Unrealized losses on financial derivatives	—	—	—	(5,102)	(5,102)	(5,102)
Amortization of gain on financial derivative	—	—	—	(382)	(382)	(382)

Balance, December 31, 2008	$(221)	593,694	$29,371	$(10,098)	$19,052	$(12,884)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(7,400)	$(1,888)	$132
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gains on sales of equipment and lease dispositions, net	(1,730)	(1,806)	(458)
Depreciation	3,712	4,794	3,133
Provision for credit losses	11,128	5,847	1,029
Amortization of deferred financing costs	617	323	71
Amortization of gain on financial derivative	(382)	(223)	—
Changes in operating assets and liabilities:
Accounts receivable	177	179	(423)
Other assets	685	2	(1,269)
Accounts payable and accrued expenses and other liabilities	(349)	175	867
Due to affiliates, net	8,938	2,410	574

Net cash provided by operating activities	15,396	9,813	3,656

Cash flows from investing activities:
Purchases of leases and loans	(99,638)	(150,709)	(159,610)
Proceeds from leases and loans	124,905	121,778	51,051
Proceeds from sale of leases to third parties	35,551	—	—
Security deposits returned, net of collections	(1,130)	(226)	2,016

Net cash provided by (used in) investing activities	59,688	(29,157)	(106,543)

Cash flows from financing activities:
Borrowings of bank debt	71,247	155,229	124,689
Repayment of bank debt	(140,673)	(122,177)	(41,126)
Decrease (increase) in restricted cash	208	(22,302)	(6,091)
Increase in deferred financing costs	(770)	(2,557)	(339)
Proceeds from termination of financial derivatives	—	2,232	—
Limited Partners’ capital contributions	—	—	47,884
Payment of offering costs incurred for the sale of limited partner units	—	—	(6,330)
Cash distributions to partners	(4,826)	(4,843)	(2,624)
Redemption of limited partner units	(380)	(189)	—

Net cash (used in) provided by financing activities	(75,194)	5,393	116,063

(Decrease) increase in cash	(110)	(13,951)	13,176
Cash, beginning of year	259	14,210	1,034

Cash, end of year	$149	$259	$14,210

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
          Lease Equity Appreciation Fund II, L.P. (the “Fund”) is a Delaware limited partnership formed on March 30, 2004 by its General Partner, LEAF Financial Corporation. LEAF Financial Corporation is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Fund received its minimum subscription proceeds and it broke escrow on April 14, 2005. On October 13, 2006, the Fund reached its maximum subscriptions of 600,000 limited partner units ($59.9 million).
          The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
          As of December 31, 2008 and 2007, in addition to its 1% General Partnership interest, LEAF Financial Corporation invested $874,000 for a 1.6% limited partnership interest in the Fund.
          The Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Partnership Agreement.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
          The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Reclassifications
          Certain reclassifications have been made to the 2007 Consolidated Financial Statements to conform to the 2008 presentation, including:
•	Security Deposits and Investment in Operating Leases, Net have been reclassified to be included with Investments in Leases and Loans, Net;

•	Due from Lockbox has been reclassified to be included in Restricted Cash; and

•	Deferred Financing Costs, Net, have been reported separately from Other Assets.
          The reclassification of these items had no impact on net income.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Use of Estimates
          Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
          The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.
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
          Interest rate swaps are recorded at fair value based on a value determined by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Restricted Cash
          Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $1.5 million of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as Restricted Cash on the Consolidated Balance Sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.
Concentration of Credit Risk
          Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2008, the Fund had deposits at three banks totaling $29.7 million of which $28.9 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.
          As of December 31, 2008 and 2007, 13% and 15% of the Fund’s leases and loans were located in California, respectively.
Revenue Recognition
          The Fund’s investment in financing assets consists of direct financing leases, loans and operating leases. Leases are recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 13, “Accounting for Leases,” and its various amendments and interpretations.
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
          Operating Leases. Leases not meeting any of the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. In accordance with U.S. GAAP, the Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2008, 2007 and 2006.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Revenue Recognition– (Continued)
          Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.
          The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2008 and 2007, the Fund had $15.2 million and $10.0 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.
Transfers of Financial Assets
          In connection with establishing its credit facilities with its banks, the Fund formed bankruptcy remote special purpose entities through which the financings are arranged. Under SFAS. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Fund’s transfers of assets to the special purpose entities do not qualify for sales accounting treatment due to certain call provisions that the Fund maintains. Accordingly, assets and related debt of the special purpose entities are included in the Fund’s consolidated balance sheets. The Fund’s leases and restricted cash are assigned as collateral for these borrowings and there is no further recourse to the general credit of the Fund. Collateral in excess of these borrowings represents the Fund’s maximum loss exposure.
          The Fund may sell leases to third parties. Under SFAS 140, leases are accounted for as sold when control of the lease is surrendered.  Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under SFAS 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement 140”. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults.  The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings.  To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions, including credit losses and discount rates commensurate with the risks involved. As these estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded.  The provision for repurchases is recorded as a component of gain on sales of leases and loans. See Note 5.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Derivative Instruments
          The Fund’s policies permit it to enter into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. The Fund has designed these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires that the Fund recognize all derivatives on the balance sheet at fair value. The Fund records changes in the estimated fair value of the derivative in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.
Income Taxes
          Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.
Comprehensive Income (Loss)
          Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Fund only include unrealized changes in the fair value of hedging derivatives.
Allocation of Partnership Income, Loss and Cash Distributions
          Cash distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8%) of their adjusted capital contribution, and thereafter, to investment and reinvestment in investments or, if the General Partner elects not to invest or reinvest such distributable cash, 99% to the limited partners and 1% to the General Partner.
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
Net Income (Loss) per Limited Partner Unit
          Net income (loss) per limited partner unit is computed by dividing net loss allocated to the Fund’s Limited Partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partner units issued during the period weighted for the days outstanding during the period.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — (Continued)
Newly Adopted Accounting Principles
          Effective January 1, 2008 the Fund adopted SFAS 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. The provisions of SFAS 157, as amended by FASB Staff Position FAS 157-1, exclude provisions of SFAS 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. The adoption of SFAS 157 did not have a material impact on the consolidated earnings, financial position or cash flows of the Fund. However, it did result in additional disclosures as presented in Note 10 to the Consolidated Financial Statements.
          In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Entities choosing the fair value option would be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption was required for fiscal years beginning after November 15, 2007. At this time, the Fund has elected to not report any assets and liabilities using the fair value option under SFAS 159.
          In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46-R”). FSP SFAS 140-4 and FIN 46-R amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46-R to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about the VIE. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a SPE that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46-R are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and qualifying SPEs. The Fund has adopted this pronouncement as of October 1, 2008.
Accounting Standards Not Yet Adopted
          In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008 and will be applicable to the Fund in the first quarter of 2009.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 3 — SUPPLEMENTAL CASH FLOW INFORMATION
          Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cash paid for:
Interest	$17,079	$17,874	$6,686

Non-cash activities:
Purchase of financing assets from Merrill Lynch Equipment Finance	$—	$—	$173,043

Borrowings under revolving line of credit Merrill Lynch Commercial	$—	$—	$(173,043)

Finance Corporation
Borrowings under 2007-1 Term Securitization	$—	$(267,237)	$—

Repayment of Merrill Lynch and WestLB line of credit	$—	$267,237	$—

NOTE 4 — INVESTMENT IN LEASES AND LOANS
          The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2008	2007
Direct financing leases (a)	$212,536	$264,625
Loans (b)	52,461	63,841
Operating leases	6,766	11,666

	271,763	340,132
Allowance for credit losses	(5,770)	(1,960)

	$265,993	$338,172

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.

(b)	The interest rates on loans generally range from 7% to 13%.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 4 — INVESTMENT IN LEASES AND LOANS — (Continued)
          The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2008		2007
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$239,564	$63,641	$301,449	$77,844
Unearned income	(24,274)	(10,373)	(35,846)	(13,420)
Residuals, net of unearned residual income (a).	657	—	3,380	—
Security deposits (b)	(3,411)	(807)	(4,358)	(583)

	$212,536	$52,461	$264,625	$63,841

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

(b)	Included in security deposits are security deposits on leases as well as amounts held back from customers.
          The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2008	2007
Equipment	$15,683	$19,549
Accumulated depreciation	(8,832)	(7,855)
Security deposits	(85)	(28)

	$6,766	$11,666

          The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Years Ended December 31,
	2008	2007	2006
Allowance for credit losses, beginning of year	$1,960	$1,121	$130
Provision for credit losses	11,128	5,847	1,028
Allowance for credit losses in connection with acquisition (see Note 7)	—	—	920
Charge-offs	(8,435)	(6,108)	(1,180)
Recoveries	1,117	1,100	223

Allowance for credit losses, end of year	$5,770	$1,960	$1,121

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 4 — INVESTMENT IN LEASES AND LOANS — (Continued)
          At December 31, 2008, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans	Leases(a)	Total
2009	$100,905	$19,998	$2,611	$123,514
2010	68,264	16,374	1,554	86,192
2011	40,703	13,243	601	54,547
2012	19,980	8,912	163	29,055
2013	7,480	4,020	20	11,520
Thereafter	2,232	1,094	10	3,336

	$239,564	$63,641	$4,959	$308,164

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.
NOTE 5 — SALES OF LEASES AND LOANS
          During the year ended December 31, 2008, the Fund sold leases and loans to third parties. For the year ended December 31, 2008, the Fund received total net proceeds of $35.5 million on sales of leases and loans and recorded gains totaling $561,000 which is included in Gains on Sales of Equipment and Lease Dispositions, Net, on the Consolidated Statements of Operations.
          In connection with one sale completed during the year, the Fund agreed to repurchase delinquent leases, subject to a cap, as defined in the sale agreement (the “Repurchase Liability”). The maximum amount of delinquent leases that the Fund would have to buy under the Repurchase Liability is $2.3 million based on total proceeds received of $30.5 million. With the exception of the Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due. As of December 31, 2008, the Fund had purchased $601,000 under the Repurchase Liability obligation. The Fund’s remaining purchase obligation under the Repurchase Liability as of December 31, 2008 is $1.7 million.
          The Fund is exposed to potential future loss under the Repurchase Liability to the extent leases it repurchases become uncollectible. The Fund estimated this potential loss using the following key assumptions: weighted average life of the portfolio, expected rate of delinquent leases subject to repurchase and the discount rate. The cash flows were estimated based on management’s estimate of the loss curve based on historical experience with other portfolios it manages. Based on these assumptions, the fair value of the loss under the Repurchase Liability was estimated at $390,000, which was recorded as a liability and reduced the gain on the respective sale.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 6 — DEFERRED FINANCING COSTS
          As of December 31, 2008 and 2007, deferred financing costs include $3.0 million and $2.8 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the related debt. Accumulated amortization as of December 31, 2008 and 2007 was $977,000, and $417,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31 and thereafter is as follows (in thousands):

2009	$627
2010	627
2011	627
2012	581
2013	462
Thereafter	32

$2,956

NOTE 7 — EQUIPMENT FINANCE PORTFOLIO ACQUISTION
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

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 8 — BANK DEBT
          The Fund’s bank debt consists of the following (in thousands):

	December 31,
	2008	2007
In September 2007, the Fund closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 transaction, four tranches of notes were issued to investors in the form of $84 million Class A-1 notes, $77 million Class A-2 notes, $101.3 million Class A-3 notes and $14.5 million Class B notes. Interest rates and maturities on the four tranches are as follows: Class A-1 5.38%, was fully repaid in March 2008; Class A-2 one month LIBOR plus 0.12%, maturing in January 2010; Class A-3 one month LIBOR plus 0.20%, maturing in July 2010 and Class B 6.65%, maturing in July 2010. To mitigate fluctuations in interest rates on Class A-2 and Class A-3 notes the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate at various dates ranging from March 2009 to July 2012 (see Note 9). As of December 31, 2008, the interest rate swap agreements fix the interest rate on Class A-2 and Class A-3 notes at 5.38% and 5.43%, respectively, on a weighted average basis
	$124,521	$214,653

WestLB AG, New York Branch revolving line of credit, with an aggregate borrowing limit of $150 million collateralized by specific leases and loans and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. To mitigate fluctuations in interest rates the Fund has entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates ranging from July 2013 to August 2015. As of December 31, 2008 the interest rate swap agreements fix the interest rate on the outstanding balance at 5.71% on a weighted average basis. Interest and principal are due monthly. The line of credit is renewable for a one year period in June 2009. If the Fund’s WestLB facility is not extended at the time of renewal, the Fund would not be required to make full repayment at the time of renewal. Rather the Fund would continue to repay the outstanding debt under the original terms.
	130,223	109,517

Total outstanding debt	$254,744	$324,170

          As of December 31, 2008, $261.7 million of leases and loans and $27.7 million of restricted cash were pledged as collateral under the Fund’s credit facilities.
          The Fund is subject to certain financial covenants related to its debt facilities.  These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency.  The minimum tangible net worth covenants measure the Fund’s equity adjusted for intangibles and amounts due to the Fund’s General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of the Fund’s total debt compared to its net worth. The portfolio performance covenants provide that the Fund would be in default if a percentage of the Fund’s portfolio of leases and loans are delinquent in payment beyond acceptable grace periods.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 8 — BANK DEBT— (Continued)
          In addition, the Fund’s debt facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lender with information about the financial viability of the entities that service the Fund’s portfolio. These entities include the Fund’s General Partner and certain other affiliates involved in the sourcing and servicing of the Fund’s portfolio. These covenants are similar in nature to the covenants discussed above that are applicable to the Fund, and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the Fund’s General Partner’s managed entities.
          As of December 31, 2008, the Fund is in compliance with all such covenants under its various debt agreements.
          In March 2009, the Fund amended its revolving credit facility with WestLB AG. The amendment changes certain performance covenants in light of the current economic recession and its potential effect on future delinquencies. Interest on this facility will increase to LIBOR plus 2.50% per annum for all future borrowings (the interest rate on existing borrowings remains unchanged). In addition, the amendment adjusts the Fund’s borrowing base formula, requiring a larger portion of the Fund’s cash flow advance to be pledged as collateral on future borrowings.
          Debt repayments. Annual principal payments on the Fund’s aggregate borrowings over the next five years ended December 31 and thereafter, are as follows (in thousands):

2009	$95,680
2010	72,573
2011	46,942
2012	25,661
2013	10,910
Thereafter	2,978

$254,744

NOTE 9 — DERIVATIVE INSTRUMENTS
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

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 9 — DERIVATIVE INSTRUMENTS — (Continued)
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
          The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization (see Note 8). The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund will amortize the gain to interest expense over the remaining term of the terminated swap agreements. As of December 31, 2008 and 2007, $382,000 and $223,000, respectively was recognized into interest expense.
          At December 31, 2008 and 2007, the notional amounts of the 22 interest rate swaps were $242.2 million and $181.8 million, respectively. For the years ended December 31, 2008, 2007 and 2006, the Fund had unrealized (losses) gains of ($5.1) million, ($6.2) million and $1.6 million on these interest rate swaps, respectively. Both are included in accumulated other comprehensive income (loss). The Fund recognized no gain or loss during the year ended December 31, 2008 for hedge ineffectiveness. Assuming market rates remain constant with the rates as of December 31, 2008, $7.2 million of the $10.1 million in accumulated other comprehensive loss is expected to be recognized in earnings over the next 12 months.
NOTE 10 — FAIR VALUE MEASUREMENT
          For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.
          It is not practicable for the Fund to estimate the fair value of the Fund’s loans. They comprise of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 10 — FAIR VALUE MEASUREMENT — (Continued)
          Effective January 1, 2008 the Fund adopted SFAS 157, which establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.
•	Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•	Level 2 — Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•	Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.
          As discussed in Note 9, the Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters.  This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
          Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2008 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps	$—	$11,734	$—	$11,734

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 11 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
          The Fund relies on the General Partner and its affiliates to manage its operations and will pay the General Partner or its affiliates’ fees to manage the fund.
          The General Partner and Anthem Securities, Inc. (“Anthem Securities”), an indirect subsidiary of Atlas America Inc., RAI’s former energy subsidiary, received an organization and offering allowance of 3.5% of the offering proceeds raised. This amount includes reimbursement to Anthem Securities to use for the selling dealers’ bona fide accountable due diligence expenses of up to 0.5% of the proceeds of each unit sold by them. These charges were recorded by the Fund as offering costs related to the sale of Partner units.
          Anthem Securities received an underwriting fee of up to 3.0% of the offering proceeds for obtaining and managing the group of selling broker-dealers who sold the units in the offering. Anthem Securities also received sales commissions of 7.0% of the proceeds of each unit sold by the Selling Dealers. Anthem Securities did not directly sell any units to the Fund’s Limited Partners through the term of the offering from October 13, 2006 through December 31, 2008.
          The Fund acquires existing portfolios of equipment from its General Partner. The General Partner receives a fee for assisting the Fund in acquiring equipment for lease and portfolios of equipment subject to existing equipment leases equal to 2.0% of the purchase price the Fund pays for the equipment or portfolios of equipment subject to existing equipment financing.
          The General Partner receives a subordinated annual asset management fee equal to 4.0% of gross rental payments for operating leases, as defined in the partnership agreement, or 2.0% of gross rental payments for full payout leases, or a competitive fee, whichever is less. An operating lease is one in which the aggregate noncancellable rental payments during the initial term of the lease, on a net present value basis, are not sufficient to recover the purchase price of the equipment. A full payout lease is one in which the gross rental payments, on a net present value basis, are at least sufficient to recover the purchase price of the equipment. During the Fund’s five-year investment period, the management fee will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
          The General Partner receives a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3.0% of the contract sales price, for arranging the sale of the Fund’s equipment after the expiration of a lease. This commission is subordinated to the payment to the limited partners of a cumulative 8.0% annual return on their capital contributions, as adjusted by distributions deemed to be returns of capital. No commissions were paid during the years ended December 31, 2008, 2007 and 2006.
          The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
          The General Partner receives a commission equal to the lesser of a competitive rate or 2.0% of gross rental payments derived from any re-lease of equipment, payable as the Fund receives rental payments from re-lease. The Fund will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid during the years ended December 31, 2008, 2007 and 2006.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2008 — (Continued)
NOTE 11 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES— (Continued)
          The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31
	2008	2007	2006
Acquisition fees	$1,866	$2,587	$2,648
Management fees	3,844	3,680	1,592
Reimbursed Administrative expenses	2,626	1,501	871
Organization and offering expenses	—	—	1,676
Underwriting fees	—	—	1,405
          Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
          The Fund is party to various routine legal proceedings arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or operations.
NOTE 13 — SUBSEQUENT EVENT
          As discussed in Note 8, the Fund amended its credit agreement with WestLB in March 2009.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.
ITEM 9A — CONTROLS AND PROCEDURES
Disclosure Controls
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
          Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.
Management’s Report on Internal Control over Financial Reporting
          Our General Partner’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control — Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2008, our internal control over financial reporting is effective.
          This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report
Changes in Internal Control over Financial Reporting
          There has been no change in our internal control over financial reporting that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

PART III
ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Our General Partner manages our activities. Although our limited partners have limited voting rights under our partnership agreement, they do not directly or indirectly participate in our management or operations or have actual or apparent authority to enter into contracts on our behalf or to otherwise bind us. Our General Partner will be liable, as General Partner, for all of our debts to the extent not paid, except to the extent that indebtedness or other obligations incurred by it are specifically with recourse only to our assets. Whenever possible, our General Partner intends to make any of our indebtedness or other obligations with recourse only to our assets.
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
     The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	56	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	49	President, Chief Operating Officer, Secretary and Director
Jonathan Z. Cohen	38	Director
Alan D. Schreiber, M.D.	67	Director
Linda Richardson	61	Director
Jeffrey F. Brotman	45	Director
Robert K. Moskovitz	52	Chief Financial Officer and Treasurer
David H. English	58	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	46	Executive Vice President — Investment Programs
Robert Hunter	44	Executive Vice President and Chief Marketing Officer
Tonya L. Zweier	38	Chief Accounting Officer
Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President — Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.
Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002, and Secretary of LEAF Financial since March 2008. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006 and Secretary since March 2008, and as Senior Vice President and a Director of LEAF Funding since January 2004. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust managed by us) since its formation in 2005.  Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.
Alan D. Schreiber, M.D. has been a director of our LEAF Financial since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984 and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.
Linda Richardson has been a Director of LEAF Financial since August 2002. Ms. Richardson has also been the President and Chief Executive Officer of The Richardson Group, a sales consulting company, since 1978 and a faculty member of the Wharton School, University of Pennsylvania since 1988.
Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.
Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial since September 2004 and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, Treasurer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University.
David H. English has been an Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003 and Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves as Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, and as President and a Director of LEAF Funding since May 2003. From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.

Daniel G. Courtney has been Executive Vice President — Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President — Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President — Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From 1984 to 2003 Mr. Courtney served in sales and marketing management roles for various financial services firms and fund sponsors of real estate and equipment leasing programs. Mr. Courtney is a General Securities Principal, holds various FINRA securities licenses and received a B.S. degree in Business Administration from Southeast Missouri State University. Mr. Courtney is a member of the Investment Program Association (IPA) and serves as Chairman of the education committee. He is also a member of the Association of Investment Management Sales Executives (AIMSE) and has completed its Investment Management program at The Wharton School at the University of Pennsylvania.
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
Tonya L. Zweier has been Chief Accounting Officer of LEAF Financial since April 2008. She has over sixteen years of experience in various financial and accounting roles. Before joining LEAF Financial, Ms. Zweier was the Chief Financial Officer of Acsis, Inc. (a supply chain software and solutions provider) from 2006 to 2008. From 1996 to 2006, she served in variety of roles at Safeguard Scientifics, Inc. (a publicly-traded venture capital company focused on acquiring technology companies and accelerating their growth), most recently as Vice President and Corporate Controller. Prior to joining Safeguard, Ms. Zweier was a Manager in the audit practice of KPMG LLP. Ms. Zweier is a Certified Public Accountant and holds a B.S. degree in Accounting from York College of Pennsylvania.
Code of Business Conduct and Ethics
          Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.

ITEM 11 — EXECUTIVE COMPENSATION
          We do not have, and do not expect to have, any employees as discussed in Item 10 – “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities are provided by the employees of our General Partner and its affiliates. No officer or director of our General Partner will receive any direct remuneration from us. Those persons will receive compensation solely from our General Partner or its affiliates other than us.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS
(a)	We had approximately 1,407 limited partners as of December 31, 2008.

(b)	In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2008, our General Partner owned 9,399 of our limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          For the year ended December 31, 2008, we were charged management fees by our General Partner of $3.8 million. Our General Partner will continue to receive 4% or 2% of rental payments on equipment under operating leases and full payout leases, respectively, for management services performed on our behalf. This management fee is paid monthly only if and when the Limited Partners have received distributions for the period from the initial closing through the end of the most recent calendar quarter equal to a return for such period at a rate of 8% per year on the aggregate amount paid for their units.
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
          Our General Partner applies distributable cash first at 1% to our General Partner and 99% to our limited partners in an amount equal to their unpaid cumulative return and thereafter, to investment and reinvestment in investments or, if our General Partner elects not to invest or reinvest such distributable cash, 1% to our General Partner and 99% to our limited partners. For the year ended December 31, 2008, our General Partner received cash distributions of $48,000. Our General Partner also holds a 1.6% limited partner interest in us and, as a limited partner, was paid cash distributions of $75,000 for the year ended December 31, 2008.
          Our General Partner received fees for acquiring our equipment of 2% of the purchase price we paid, including debt we incurred or assumed in connection with the acquisition. Fees for acquiring our equipment paid to our General Partner for the year ended December 31, 2008 were $1.9 million.
          For the year ended December 31, 2008, we reimbursed our General Partner and its affiliate’s administrative expenses of $2.6 million.
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

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
          Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $151,454 and $103,000 in the years ending December 31, 2008 and 2007, respectively.
          Audit-Related Fees. We did not incur fees in 2008 for other services not included above.
          Tax Fees. We did not incur fees in 2008 for other services not included above.
          All Other Fees. We did not incur fees in 2008 for other services not included above.
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

PART IV
ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          The following documents are filed as part of this Annual Report on Form 10-K:
          1. Financial Statements
The financial statements required by this Item are set forth in Item 8 — “Financial Statements and Supplementary Data.”
          2. Financial Statement Schedules
No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.
          3. Exhibits

Exhibit No.	Description
3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)

3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P.(2)

3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (4)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination & Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund II, L.P. and LEAF Funding, Inc. dated April 15, 2005 (1

10.2	Secured Loan Agreement dated as of June 1, 2005 with LEAF Fund II, LLC as Borrower, LEAF Funding, Inc. as Originator, Lease Equity Appreciation Fund II, L.P. as Seller, LEAF Financial Corporation as Servicer, U.S. Bank National Association, as Collateral Agent and Securities Intermediary and WestLB AG, New York Branch as Lender (3)

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)

10.4	Second Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)

10.5	Third Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)

10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)

10.7	Sixth Amendment to WestLB AG, New York Branch, Secured Loan Agreement

10.8	Indenture among LEAF II Receivables Funding, LLC as issuer, and U.S. Bank National Association as trustee and custodian

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.

(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.

(4)	Filed previously on December 27, 2005 as Appendix A Post-Effective Amendment No. 1 to our Registration Statement and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership
By: LEAF Financial Corporation

March 26, 2009	By: /s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent CRIT S. DEMENT	Chairman of the Board and Chief Executive Officer of the General Partner	March 26, 2009

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 26, 2009

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer and Treasurer of the General Partner	March 26, 2009

/s/ Tonya L. Zweier TONYA L. ZWEIER	Chief Accounting Officer of the General Partner	March 26, 2009

/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	March 26, 2009

/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	March 26, 2009

/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	March 26, 2009

/s/ Jeffrey F. Brotman JEFFREY F. BROTMAN	Director of the General Partner	March 26, 2009