Form 10-Q
period 2009-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2009-05-15
CIK 1294154

United States
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash	$346	$149
Restricted cash	25,560	29,234
Accounts receivable	107	133
Investment in leases and loans, net	244,121	265,993
Deferred financing costs, net	3,537	2,956
Other assets	532	574

	$274,203	$299,039

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$231,059	$254,744
Accounts payable and accrued expenses	728	574
Other liabilities	996	952
Derivative liabilities at fair value	9,946	11,734
Due to affiliates	15,116	11,983

Total liabilities	257,845	279,987

Commitments and contingencies

Partners’ Capital:
General partner	(265)	(221)
Limited partners	25,015	29,371
Accumulated other comprehensive loss	(8,392)	(10,098)

Total partners’ capital	16,358	19,052

	$274,203	$299,039

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except unit data)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Interest on equipment financings	$5,336	$7,276
Rental income	800	1,316
(Losses) gains on sales of equipment and lease dispositions, net	(164)	322
Other	438	643

	6,410	9,557

Expenses:
Interest expense	3,675	4,796
Depreciation on operating leases	700	1,114
Provision for credit losses	2,872	1,321
Management fees to affiliate	798	984
Administrative expenses reimbursed to affiliate	693	443
General and administrative expenses	838	605

	9,576	9,263

Net (loss) income	$(3,166)	$294

Weighted average number of limited partner units outstanding during the period	593,394	597,497

Net (loss) income per weighted average limited partner unit	$(5.28)	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Partners’ Capital
For the Three Months Ended March 31, 2009
(in thousands, except unit data)
(unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	Income (Loss)
Balance, January 1, 2009	$(221)	593,694	$29,371	$(10,098)	$19,052

Cash distributions	(12)	—	(1,170)	—	(1,182)
Redemptions of limited partner units	—	(604)	(52)	—	(52)
Net loss	(32)	—	(3,134)	—	(3,166)	$(3,166)
Unrealized gains on financial derivatives	—	—	—	1,802	1,802	1,802
Amortization of gains on financial derivatives	—	—	—	(96)	(96)	(96)

Balance, March 31, 2009	$(265)	593,090	$25,015	$(8,392)	$16,358	$(1,460)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(3,166)	$294
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Losses (gains) on sales of equipment and lease dispositions, net	164	(322)
Depreciation	700	1,114
Provision for credit losses	2,872	1,321
Amortization of deferred financing costs	170	123
Amortization of gains on financial derivative	(96)	(95)
Changes in operating assets and liabilities:
Accounts receivable	26	29
Other assets	56	363
Accounts payable and accrued expenses and other liabilities	198	223
Due to affiliates, net	3,133	1,684

Net cash provided by operating activities	4,057	4,734

Cash flows from investing activities:
Purchases of leases and loans	(6,986)	(26,586)
Proceeds from leases and loans	25,207	31,822
Security deposits returned, net of collected	(85)	(144)

Net cash provided by investing activities	18,136	5,092

Cash flows from financing activities:
Borrowings of bank debt	6,656	26,953
Repayment of bank debt	(30,341)	(33,388)
Decrease (increase) in restricted cash	3,674	(1,817)
Increase in deferred financing costs	(751)	(4)
Redemption of Limited Partner’s capital	(52)	(55)
Cash distributions to partners	(1,182)	(1,204)

Net cash used in financing activities	(21,996)	(9,515)

Increase in cash	197	311
Cash, beginning of period	149	259

Cash, end of period	$346	$570

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2009
(unaudited)
NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS
     Lease Equity Appreciation Fund II, L.P. (the “Fund”) is a Delaware limited partnership formed on March 30, 2004 by its General Partner, LEAF Financial Corporation (the “General Partner”). The General Partner is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. The Fund received its minimum subscription proceeds and it broke escrow on April 14, 2005. On October 13, 2006, the Fund reached its maximum subscription of 600,000 limited partnership units ($59.9 million).
     The Fund acquires diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquires existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily an affiliate of its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.
     As of March 31, 2009, in addition to its 1% general partnership interest, LEAF Financial Corporation invested $874,000 for a 1.6% limited partnership interest in the Fund. The Fund is managed by the General Partner.
     The consolidated financial statements and notes thereto as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, LEAF Fund II, LLC, and LEAF II Receivables Funding, LLC. All intercompany accounts and transactions have been eliminated in consolidation.
Newly Adopted Accounting Principles
     In March 2008, the Fund adopted Statement of Financial Accounting Standards (“SFAS”) 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133” (“SFAS 161”). This new standard requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 5. The adoption of SFAS 161 had no impact on the Fund’s consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 3 — INVESTMENT IN LEASES AND LOANS
     The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Direct financing leases	$196,036	$212,536
Loans	48,348	52,461
Operating leases	6,467	6,766

	250,851	271,763
Allowance for credit losses	(6,730)	(5,770)

	$244,121	$265,993

     The components of direct financing leases and loans are as follows (in thousands):

	March 31,		December 31,
	2009		2008
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$221,109	$58,864	$239,564	$63,641
Unearned income	(21,884)	(9,711)	(24,274)	(10,373)
Residuals, net of unearned residual income	509	—	657	—
Security deposits	(3,698)	(805)	(3,411)	(807)

	$196,036	$48,348	$212,536	$52,461

     The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2009	2008
Equipment	$15,550	$15,683
Accumulated Depreciation	(8,995)	(8,832)
Security deposits	(88)	(85)

	$6,467	$6,766

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 3 — INVESTMENT IN LEASES AND LOANS — (Continued)
     The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Allowance for credit losses, beginning of period	$5,770	$1,960
Provision for credit losses	2,872	1,321
Charge-offs	(1,993)	(1,650)
Recoveries	81	79

Allowance for credit losses, end of period	$6,730	$1,710

     The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2009 and December 31, 2008, the Fund had $19.0 million and $15.2 million, respectively, of leases and loans on non-accrual status.
NOTE 4 — BANK DEBT
     The Fund’s bank debt consists of the following (in thousands):

						Interest rate	December
						per annum	31, 2008
			Facility	Amount	Amount	adjusted for	Outstanding
	Type	Maturity Date	Amount	Outstanding	Available (1)	swaps (2)	Balance
Term Securitization — Class A-2	Term	January 2010	$—	$—	$—	—	$8,671
Term Securitization — Class A-3	Term	July 2010	91,397	91,397	—	5.6%	101,320
Term Securitization — Class B	Term	July 2010	14,530	14,530	—	6.7%	14,530
WestLB	Revolving	(3)	150,000	125,132	24,868	5.7%	130,223

			$255,927	$231,059	$24,868		$254,744

(1)	Availability under this credit facility is subject to having sufficient eligible leases or loans (as defined in the agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. This rate reflects the weighted average fixed rate.

(3)	The facility is renewable for a one year period in June 2009. The Fund’s currently in the process of negotiating the renewal. If the WestLB facility is not extended at the time of renewal, pursuant to the loan agreement the Fund would not be required to make full repayment at the time of renewal. Rather, the Fund would continue to repay the outstanding debt as payments under the leases and loans pledged as collateral are received.
     As of March 31, 2009, $241.2 million of leases and loans and $24.9 million of restricted cash were pledged as collateral under the Fund’s credit facilities.
     As of March 31, 2009, the Fund is in compliance with all covenants under its various debt agreements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 4 — BANK DEBT — (Continued)
Debt repayments
     Annual principal payments on the Fund’s aggregate borrowings over the next five years ended March 31 and thereafter, are as follows (in thousands):

2010	$96,141
2011	62,931
2012	39,632
2013	21,278
2014	9,147
Thereafter	1,930

$231,059

NOTE 5 — DERIVATIVE INSTRUMENTS
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

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 5 — DERIVATIVE INSTRUMENTS — (Continued)
     The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of March 31, 2009:

	Notional		Fair
	Amount	Balance Sheet Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$213,679	Derivative liabilities at fair value	$9,946
		Accumulated other comprehensive loss	$(9,946)
     The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization. The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund will amortize the gain to interest expense over the remaining term of the terminated swap agreements. For the three months ended March 31, 2009, $96,000 was recognized into interest expense. As of March 31, 2009, the unamortized balance of $1.5 million is included in Accumulated Other Comprehensive Loss.
     For the three months ended March 31, 2009 and 2008, the Fund had unrealized gains (losses) of $1.8 million and $(5.0) million, respectively, on these interest rate swaps, which is included in accumulated other comprehensive loss. For the three months ended March 31, 2009, and 2008, the Fund had unrealized gains of $14,000 and $0, respectively, related to these interest rate swaps, which is included in interest expense in the consolidated statement, of operations. Assuming market rates remain constant with the rates as of March 31, 2009, $7.5 million of the $8.4 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.
NOTE 6 — CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES
     The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2009	2008
Acquisition fees	$123	$507
Management fees	798	984
Administrative expenses	693	443
     Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.
     Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases, or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.
     Administrative Fees. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.
     Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements — (Continued)
March 31, 2009
(unaudited)
NOTE 7 — COMMITMENTS AND CONTINGENCIES
     In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at March 31, 2009 is $725,000.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
When used in this Form 10-Q, the words “believes” “anticipates,” “expects” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in other documents filed with Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
Overview
     We are a Delaware limited partnership formed on March 30, 2004 by our General Partner, LEAF Financial Corporation (our “General Partner”). Our General Partner is a majority owned indirect subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. We received our minimum subscription proceeds and we broke escrow on April 14, 2005. On October 13, 2006, we reached our maximum subscription of 600,000 limited partner units for ($59.9 million).
     We acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:
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

Finance Receivables and Asset Quality
     Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2009	2008
Investment in leases and loans, net	$244,121	$265,993

Number of contracts	20,500	21,400
Number of individual end users (a)	18,000	18,600
Average original equipment cost	$26.5	$25.5
Average initial term (in months)	56	55

States accounting for more than 10% of lease and loan portfolio:
California	14%	13%

Types of equipment accounting for more than 10% of commercial finance assets portfolio:
Industrial equipment	26%	26%
Medical equipment	18%	18%
Office equipment	10%	10%
Computers	10%	11%

Types of equipment accounting for more than 10% of commercial finance assets portfolio:
Services	45%	44%
Retail Trade	13%	12%
Manufacturing	11%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.
     As of March 31, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of an increase in the average original equipment cost of leases acquired from our General Partner in 2009.
     We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2009 and December 31, 2008, our outstanding debt was $231.1 million and $254.7 million, respectively.

     The performance of our lease portfolio is a measure of our General Partner’s underwriting and collection standards, skills, policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

					As of and for the
	As of and for the				Year Ended
	Three Months Ended March 31,				December 31,
			Change
	2009	2008	$	%	2008
Investment in direct financing leases and loans before allowance for credit losses	$244,384	$327,734	$(83,350)	(25)%	$264,997
Weighted average investment in direct financing leases and loans before allowance for credit losses	255,084	322,220	(67,136)	(21)%	305,453
Allowance for credit losses	6,730	1,710	5,020	294%	5,770
Non-performing assets	18,990	13,257	5,733	43%	15,224
Charge-offs, net of recoveries	$1,912	$1,571	$341	22%	$7,318

As a percentage of finance receivables:
Allowance for credit losses	2.75%	0.52%			2.18%
Non-performing assets	7.77%	4.05%			5.74%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	0.75%	0.49%			2.40%
     We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and it has implemented earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid-size businesses we have been able to increase our credit standards without reducing the rates we charge on our leases and loans.
     Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge off. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.
     The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at March 31, 2009, compared to March 31, 2008.

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
     Our net charge-offs increased in the three months ended March 31, 2009 compared to 2008 due to the growth in size and the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and costs and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including estimated unguaranteed residual values of leased equipment, the allowance for credit losses, impairment of long-lived assets, the accrued repurchase liability and for the fair value and effectiveness of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
     For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates.”
Results of Operations
Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2008

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$5,336	$7,276	$(1,940)	(27)%
Rental income	800	1,316	(516)	(39)%
(Losses) gains on sales of equipment and lease dispositions, net	(164)	322	(486)	(151)%
Other	438	643	(205)	(32)%

	6,410	9,557	(3,147)	(33)%

Expenses:
Interest expense	3,675	4,796	(1,121)	(23)%
Depreciation on operating leases	700	1,114	(414)	(37)%
Provision for credit losses	2,872	1,321	1,551	117%
Management fees to affiliate	798	984	(186)	(19)%
Administrative expenses reimbursed to affiliate	693	443	250	56%
General and administrative expenses	838	605	233	39%

	9,576	$9,263	313	3%

Net (loss) income	$(3,166)	$294	$(3,460)	(1,177)%

     The decrease in total revenues was primarily attributable to the following:

•	a decrease in interest income on equipment financings. Our weighted average net investment in financing assets decreased to $255.1 million for the three months ended March 31, 2009 as compared to $322.2 million for the three months ended March 31, 2008, a decrease of $67.1 million (20%). This decrease was offset by the increased yields on leases acquired in 2008 due to an increase in the rates we were able to charge as a result of the current scarcity of credit available to small and mid-size businesses.

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2009 period compared to the 2008 period.

•	a decrease in (losses) gains on sales of equipment. (Losses) gains on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income.
     The increase in total expenses was primarily attributable to the following:
•	an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our provision for credit losses has increased due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, resulting in an increase in non-performing assets as a percentage of finance receivables to 7.77% as of March 31, 2009 as compared to 5.74% as of December 31, 2008 and 4.05% as of March 31, 2009.

•	an increase in administrative expenses reimbursed to affiliate due to the hiring of additional collection personnel by our General Partner to attempt to control the impact on delinquencies resulting from the economic recession in the United States.

•	an increase in general and administrative expenses, principally related to increased legal costs associated with collection efforts. We expect the increase in legal costs will result in future recoveries of credit losses.
     This increase was partially offset by:
•	a decrease in interest expense due to a decrease in average debt outstanding. Weighted average borrowings for the three months ended March 31, 2009 and 2008 were $243.3 million and $317.1 million, respectively, at an effective interest rate of 6.0% for each period.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.
     The net (loss) income per limited partner unit, after the net (loss) income allocated to our General Partner for the three months ended March 31, 2009 and 2008 was $(5.28) and $0.49, respectively, based on a weighted average number of limited partner units outstanding of 593,394 and 597,497, respectively.
Liquidity and Capital Resources
     Our major sources of liquidity are obtained by the collection of lease payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings from credit facilities.

     The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net cash provided by operating activities	$4,057	$4,734
Net cash provided by investing activities	18,136	5,092
Net cash used in financing activities	(21,996)	(9,515)

Increase in cash	$197	$311

     Partners’ distributions paid for each of the three months ended March 31, 2009 and 2008 were $1.2 million. Distributions to limited partners were 8.5% of invested capital. However, there can be no assurance we will continue to make distributions at this rate.
     Cash increased by $197,000 which was primarily due to a net debt repayment of $(5.5) million (net of purchases of and proceeds from leases and loans of $18.2 million) and distributions to our partners of $1.2 million, partially offset by an increase in amounts due to affiliates $3.1 million. As a result of increased delinquencies, the amount of borrowing availability was reduced, resulting in a net debt repayment in 2009.
     Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of March 31, 2009 (in thousands):

		Facility	Amount	Amount	Amount of
	Type	Amount	Outstanding	Available (2)	Collateral (3)

Series 2007 — Term Securitization (1)	Term	$105,927	$105,927	$—	$135,894
WestLB	Revolving	150,000	125,132	24,868	130,260

		$255,927	$231,059	$24,868	$266,154

(1)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.

(2)	Availability under this credit facility is subject to having sufficient eligible leases or loans (as defined by the agreement) to pledge as collateral and compliance with the borrowing base formula.

(3)	Recourse under these facilities is limited to the amount of collateral pledged.
     As of March 31, 2009, we had a committed revolving credit facility with WestLB AG to provide up to $150.0 million in borrowings with a 1% credit reserve of the outstanding line of credit. Interest on this facility is calculated at LIBOR plus 0.95% per annum. Interest rate swap agreements fix the interest rate on this facility at 5.71% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. The facility is renewable for a one year period in June 2009, and we are currently in the process of negotiating the renewal. If the WestLB facility is not extended at the time of renewal, pursuant to the loan agreement we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the outstanding debt as payments under the leases and loans pledged as collateral are received.
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

     To date, we have been successful in obtaining new debt financing and either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, which depends on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.
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
     As of March 31, 2009, we were in compliance with all such covenants under our various debt agreements.
     If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. If required, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.
     As discussed above, our liquidity would be adversely affected by higher than expected equipment lease defaults, which would result in a loss of anticipated revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2009, our credit evaluation indicated a need for an allowance for credit losses of $6.7 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Contractual Obligations and Commercial Commitments
     The following table sets forth our obligations and commitments as of March 31, 2009 (in thousands):

		Payments Due by Period
		Less than	1 - 3	4 - 5	After 5
	Total	1 Year	Years	Years	Years
Bank debt (1)	$231,059	$96,141	$102,563	$30,425	$1,930

1)	To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments, such as interest rate swaps, which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at March 31, 2009: Less than 1 year: $10.5 million; 1-3 years: $10.1 million; 4-5 years: $3.4 million; and after 5 years: $547,000. The fair value of the swap liability as of March 31, 2009 is $9.9 million.
     The above table does not include expected payments related to the Repurchase Liability (defined below) as of March 31, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at March 31, 2009 is $725,000.
Legal Proceedings
     We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2009, our outstanding bank debt totaled $231.1 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.7% for both the WestLB, and Series 2007-term securitization debt facilities. At March 31, 2009, the notional amounts of the 21 interest rate swaps were $213.7 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.
     The following sensitivity analysis table shows, at March 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates		Interest rates
	fall 100 basis		rise 100 basis
	points	Unchanged	points
Hedging instruments
Fair value	$(13,301)	$(9,946)	$(7,455)
Change in fair value	$(3,355)	—	$2,491
Change as a percent of fair value	(34)%	—	25%
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
ITEM 4 — CONTROLS AND PROCEDURES
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
Changes in Internal Control over Financial Reporting
     There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 — EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)

3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P.(2)

3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (3)

4.1	Forms of letters sent to limited partners confirming their investment (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.

(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(3)	Filed previously on December 27, 2005 as Appendix A Post-Effective Amendment No. 1 to our Registration Statement and by this reference incorporated herein.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
LEASE EQUITY APPRECIATION FUND II, L.P
By: LEAF Financial Corporation its General Partner

May 15, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

May 15, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

May 15, 2009	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer