Form 10-Q
period 2009-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2009-08-14
CIK 1294154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

LEASE EQUITY APPRECIATION FUND II, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$17	$149
Restricted cash	23,629	29,234
Accounts receivable	144	133
Investment in leases and loans, net	217,902	265,993
Deferred financing costs, net	3,095	2,956
Other assets	557	574

	$245,344	$299,039

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$202,844	$254,744
Accounts payable and accrued expenses	511	574
Other liabilities	890	952
Derivative liabilities at fair value	7,771	11,734
Due to affiliates	17,987	11,983

Total liabilities	230,003	279,987

Commitments and contingencies

Partners’ Capital:
General partner	(291)	(221)
Limited partners	22,376	29,371
Accumulated other comprehensive loss	(6,744)	(10,098)

Total partners’ capital	15,341	19,052

	$245,344	$299,039

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Interest on equipment financings	$4,853	$6,801	$10,189	$14,077
Rental income	716	1,168	1,516	2,484
Gains (losses) on sales of equipment and lease dispositions, net	14	221	(150)	543
Other	423	594	861	1,237

	6,006	8,784	12,416	18,341

Expenses:
Interest expense	3,119	4,660	6,794	9,456
Depreciation on operating leases	576	985	1,276	2,099
Provision for credit losses	1,535	2,187	4,407	3,508
General and administrative expenses	737	842	1,575	1,447
Administrative expenses reimbursed to affiliate	683	763	1,376	1,206
Management fees to affiliate	788	979	1,586	1,963

	7,438	10,416	17,014	19,679

Net loss	$(1,432)	$(1,632)	(4,598)	(1,338)

Weighted average number of limited partner units outstanding during the period	593,050	595,796	593,221	596,646

Net loss per weighted average limited partner unit	$(2.39)	$(2.71)	$(7.67)	$(2.22)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

For the Six Months Ended June 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	Income (Loss)	Capital	Income (Loss)
Balance, January 1, 2009	$(221)	593,694	$29,371	$(10,098)	$19,052
Cash distributions	(24)	—	(2,366)	—	(2,390)
Redemptions of limited partner units	—	(885)	(77)	—	(77)
Net loss	(46)	—	(4,552)	—	(4,598)	$(4,598)
Unrealized gains on financial derivatives	—	—	—	3,545	3,545	3,545
Amortization of gains on financial derivatives	—	—	—	(191)	(191)	(191)

Balance, June 30, 2009	$(291)	592,809	$22,376	$(6,744)	$15,341	$(1,244)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,598)	$(1,338)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses (gains) on sales of equipment and lease dispositions, net	150	(543)
Depreciation	1,276	2,099
Provision for credit losses	4,407	3,508
Amortization of deferred financing costs	612	304
Amortization of gains on financial derivative	(191)	(191)
Changes in operating assets and liabilities:
Accounts receivable	(11)	(4)
Other assets	(402)	481
Accounts payable and accrued expenses and other liabilities	(125)	255
Due to affiliates, net	6,004	5,059

Net cash provided by operating activities	7,122	9,630

Cash flows from investing activities:
Purchases of leases and loans	(6,566)	(51,240)
Proceeds from leases and loans	48,988	64,038
Proceeds from sale of leases to third parties	—	5,560
Security deposits returned, net of collected	(163)	888

Net cash provided by investing activities	42,259	19,246

Cash flows from financing activities:
Borrowings of bank debt	6,656	50,834
Repayment of bank debt	(58,556)	(75,075)
Decrease (increase) in restricted cash	5,605	(1,033)
Increase in deferred financing costs	(751)	(760)
Redemption of Limited Partner’s capital	(77)	(250)
Cash distributions to partners	(2,390)	(2,386)

Net cash used in financing activities	(49,513)	(28,670)

(Decrease) increase in cash	(132)	206
Cash, beginning of period	149	259

Cash, end of period	$17	$465

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2009

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

As of June 30, 2009, in addition to its 1% general partnership interest, LEAF Financial Corporation invested $874,000 for a 1.6% limited partnership interest in the Fund. The Fund is managed by the General Partner.

The consolidated financial statements and notes thereto as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the six months ended June 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

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

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Newly Adopted Accounting Principles – (Continued)

In April 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted SFAS 165 for the quarter ended June 30, 2009.

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amend SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The adoption of FSP FAS 107-1 and APB 28-1 had no impact on the Fund’s financial position or results of operations.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Direct financing leases	$175,704	$212,536
Loans	43,720	52,461
Operating leases	5,648	6,766

	225,072	271,763
Allowance for credit losses	(7,170)	(5,770)

	$217,902	$265,993

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Leases	Loans	Leases	Loans
Total future minimum payments	$195,890	$52,262	$238,338	$63,272
Unearned income	(24,089)	(8,390)	(29,722)	(10,206)
Residuals, net of unearned residual income	5,794	—	6,105	—
Security deposits	(1,891)	(152)	(2,185)	(605)

	$175,704	$43,720	$212,536	$52,461

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS – (Continued)

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2009	December 31, 2008
Equipment	$14,270	$15,683
Accumulated Depreciation	(8,568)	(8,832)
Security deposits	(54)	(85)

	$5,648	$6,766

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Allowance for credit losses, beginning of period	$6,730	$1,710	$5,770	$1,960
Provision for credit losses	1,535	2,187	4,407	3,508
Charge-offs	(1,240)	(2,566)	(3,233)	(3,966)
Recoveries	145	379	226	208

Allowance for credit losses, end of period	$7,170	$1,710	$7,170	$1,710

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of June 30, 2009 and December 31, 2008, the Fund had $21.2 million and $15.2 million, respectively, of leases and loans on non-accrual status.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 4 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available (1)	Interest rate per annum adjusted for swaps (2)	December 31, 2008 Outstanding Balance
Term Securitization – Class A-2	Term	January 2010	$—	$—	$—	—	$8,671
Term Securitization – Class A-3	Term	July 2012	75,393	75,393	—	5.6%	101,320
Term Securitization – Class B	Term	March 2015	14,530	14,530	—	6.7%	14,530
WestLB	Revolving	(3)	125,000	112,921	12,079	5.7%	130,223

			$214,923	$202,844	$12,079		$254,744

(1)	Availability under this credit facility is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. This rate reflects the weighted average fixed rate.

(3)	This facility matures on August 31, 2009. The Fund is currently negotiating a renewal which is expected to extend the maturity to June 2010 and, if extended, could be renewable for an additional one year period. If the WestLB facility is not extended at the time of maturity, the Fund would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

In June 2009, the Fund agreed to reduce the WestLB facility amount from $150 million to $125 million. This facility, which was to mature in June 2009, has been extended until August 31, 2009 while the Fund negotiates the terms of the one-year renewal. The Fund expects that as part of the renewal terms, it will agree to reduce its leverage, pay a higher interest rate on any new borrowings subsequent to June 30, 2009 and pay an amendment fee. The interest rate is expected to remain unchanged for the Fund’s existing borrowings under the debt facility, which are calculated at LIBOR plus 0.95% per annum. New borrowings under the facility are expected to be at a rate of LIBOR plus 2.50% per annum. As of June 30, 2009, interest rate swap agreements fix the interest rate on this facility at 5.7% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans.

As of June 30, 2009, $215.7 million of leases and loans and $22.5 million of restricted cash were pledged as collateral under the Fund’s credit facilities. Recourse under these facilities is limited to the amount of collateral pledged.

As of June 30, 2009, the Fund is in compliance with all covenants under its various debt agreements.

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30 and thereafter, are as follows (in thousands):

2010	$84,041
2011	56,338
2012	35,134
2013	17,722
2014	8,013
Thereafter	1,596

$202,844

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in Accumulated Other Comprehensive Loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $8.3 million. As of June 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $8.3 million.

Before entering into a derivative transaction for hedging purposes, the Fund determines whether a high degree of initial effectiveness exists between the change in the value of the hedged forecasted transactions and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative is expected to provide a high degree of offset against changes in the value of the hedged forecasted transactions caused by changes in interest rate risk. The Fund measures the effectiveness of each cash flow hedge throughout the hedge period. Any hedge ineffectiveness on cash flow hedging relationships, as defined by U.S. GAAP is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

At June 30, 2009, the Fund has 21 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of June 30, 2009:

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate swap contracts	$187,558	Derivative liabilities at fair value	$(8,203)
Derivatives not designated as hedging instruments under SFAS 133		Derivative liabilities at fair value	$432

Derivatives Designated as Cash Flow Hedging Relationships under SFAS 133	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Six Months Ended		Three Months Ended	Six Months Ended
	June 30, 2009			June 30, 2009
Interest Rate Products	$3,980	$8,372	Interest expense	$(2,237)	$(4,827)

	Statement of Operations Location	Three Months Ended	Six Months Ended
		June 30, 2009
Derivatives not designated as hedging instruments under SFAS 133	Interest expense	$(15)	$433

The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization. The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund will amortize the gain to interest expense over the remaining term of the terminated swap agreements. For the three and six months ended June 30, 2009, $191,000 was recognized into interest expense. As of June 30, 2009, the unamortized balance of $1.5 million is included in Accumulated Other Comprehensive Loss.

Assuming market rates remain constant with the rates as of June 30, 2009, $5.7 million of the $8.2 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). U.S. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). The level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the measurement in its entirety.

•	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

•

Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

•

Level 3 – Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the Balance Sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT – (Continued)

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2009 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps	$—	$(7,771)	$—	$(7,771)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Acquisition fees	$—	$396	$123	$903
Management fees	788	979	1,586	1,963
Administrative expenses	683	763	1,376	1,206

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

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at June 30, 2009 is $191,000. The Fund has recorded a liability of $412,000 to reflect the estimate of losses it expects to incur on assets repurchased. This liability is included in “Other Liabilities” on the Consolidated Balance Sheets.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

June 30, 2009

(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

As of August 1, 2009, the Fund has temporarily suspended payment of future management fees and distributions to its General Partner, and the Fund has suspended the redemption of its units so as to increase its liquidity as a result of the expected WestLB amendment discussed in Note 4. As communicated to the Fund’s limited partners in August 2009, the Fund has also temporarily suspended monthly distributions to its limited partners. It is likely that distributions will be suspended through the remainder of 2009, after which the Fund anticipates that cash flow may again be able to support distributions. However, there can be no assurance the Fund will resume making distributions in the future.

The Fund has evaluated subsequent events through August 14, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any other events that have occurred that would require adjustments to or disclosure in the unaudited consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2009	December 31, 2008
Investment in leases and loans, net	$217,902	$265,993
Number of contracts	20,000	21,400
Number of individual end users (a)	17,300	18,600
Average original equipment cost	$26.6	$25.5
Average initial term (in months)	56	55
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%
Types of equipment accounting for 10% or more of commercial finance assets portfolio:
Industrial equipment	27%	26%
Medical equipment	18%	18%
Office equipment	10%	10%
Types of equipment accounting for 10% or more of commercial finance assets portfolio:
Services	45%	44%
Retail Trade	13%	12%
Manufacturing	11%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

As of June 30, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of an increase in the average original equipment cost of leases acquired from our General Partner in 2009.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2009 and December 31, 2008, our outstanding debt was $202.8 million and $254.7 million, respectively.

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

	As of and for the Six Months Ended June 30,				As of and for the Year Ended December 31,
	2009	2008	Change		2008
			$	%
Investment in direct financing leases and loans before allowance for credit losses	$219,424	$313,021	$(93,597)	(30)%	$264,997
Weighted average investment in direct financing leases and loans before allowance for credit losses	243,266	322,862	(79,596)	(25)%	305,453
Allowance for credit losses	7,170	1,710	5,460	319%	5,770
Non-performing assets	21,218	11,183	10,035	90%	15,224
Charge-offs, net of recoveries	$3,007	$3,758	$(751)	(20)%	$7,318
As a percentage of finance receivables:
Allowance for credit losses	3.27%	0.55%			2.18%
Non-performing assets	9.67%	3.57%			5.74%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.24%	1.16%			2.40%

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

The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at June 30, 2009, compared to June 30, 2008.

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

Our net charge-offs increased in the six months ended June 30, 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2008

The following summarizes our results of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$4,853	$6,801	$(1,948)	(29)%
Rental income	716	1,168	(452)	(39)%
Gains on sales of equipment and lease dispositions, net	14	221	(207)	(94)%
Other	423	594	(171)	(29)%

	6,006	8,784	(2,778)	(32)%

Expenses:
Interest expense	3,119	4,660	(1,541)	(33)%
Depreciation on operating leases	576	985	(409)	(42)%
Provision for credit losses	1,535	2,187	(652)	(30)%
General and administrative expenses	737	842	(105)	(12)%
Administrative expenses reimbursed to affiliate	683	763	(80)	(10)%
Management fees to affiliate	788	979	(191)	(20)%

	7,438	$10,416	(2,978)	(29)%

Net loss	$(1,432)	$(1,632)	$200	12%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $231.6 million for the three months ended June 30, 2009 as compared to $323.5 million for the three months ended June 30, 2008, a decrease of $91.9 million (28%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2009 period compared to the 2008 period.

•	a decrease in gains on sales of equipment. Gains on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense due to a decrease in average debt outstanding, partially offset by an increase in interest cost. Weighted average borrowings for the three months ended June 30, 2009 and 2008 were $218.1 million and $318.3 million, respectively, at an effective interest rate of 6.5% and 5.9%, respectively.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•

a decrease in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has increased to $7.2 million as of June 30, 2009 compared to $1.7 million as of June 30, 2008 due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, which resulted in an increase in non-performing assets as a percentage of finance receivables to 9.67% as of June 30, 2009 as compared to 5.74% as of December 31, 2008 and 3.57% as of June 30, 2008.

•

a decrease in general and administrative expenses and administrative expenses reimbursed to affiliate due to the decrease in the size of our portfolio, partially offset by the hiring of additional collection personnel by our General Partner to attempt to control the impact on delinquencies resulting from the economic recession in the United States, and increased legal costs associated with collection efforts.

•	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

The net loss per limited partner unit, after the net loss allocated to our General Partner for the three months ended June 30, 2009 and 2008 was $(2.39) and $(2.71), respectively, based on a weighted average number of limited partner units outstanding of 593,050 and 595,796, respectively.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2008

The following summarizes our results of operations for the six months ended June 30, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$10,189	$14,077	$(3,888)	(28)%
Rental income	1,516	2,484	(968)	(39)%
(Losses) gains on sales of equipment and lease dispositions, net	(150)	543	(693)	(128)%
Other	861	1,237	(376)	(30)%

	12,416	18,341	(5,925)	(32)%

Expenses:
Interest expense	6,794	9,456	(2,662)	(28)%
Depreciation on operating leases	1,276	2,099	(823)	(39)%
Provision for credit losses	4,407	3,508	899	26%
General and administrative expenses	1,575	1,447	128	9%
Administrative expenses reimbursed to affiliate	1,376	1,206	170	14%
Management fees to affiliate	1,586	1,963	(377)	(19)%

	17,014	$19,679	(2,665)	(14)%

Net loss	$(4,598)	$(1,338)	$(3,260)	(244)%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $243.3 million for the six months ended June 30, 2009 as compared to $322.9 million for the six months ended June 30, 2008, a decrease of $79.6 million (25%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2009 period compared to the 2008 period.

•	a decrease in (losses) gains on sales of equipment. (Losses) gains on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense due to a decrease in average debt outstanding, partially offset by an increase in interest cost. Weighted average borrowings for the six months ended June 30, 2009 and 2008 were $230.6 million and $317.7 million, respectively, at an effective interest rate of 6.3% and 6.0%, respectively.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

These decreases were partially offset by:

•

an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has increased to $7.2 million as of June 30, 2009 compared to $1.7 million as of June 30, 2008 due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, which resulted in an increase in non-performing assets as a percentage of finance receivables to 9.67% as of June 30, 2009 as compared to 5.74% as of December 31, 2008 and 3.57% as of June 30, 2008.

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

The net loss per limited partner unit, after the net loss income allocated to our General Partner for the six months ended June 30, 2009 and 2008 was $(7.67) and $(2.22), respectively, based on a weighted average number of limited partner units outstanding of 593,221 and 596,646, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2009	2008
Net cash provided by operating activities	$7,122	$9,630
Net cash provided by investing activities	42,259	19,246
Net cash used in financing activities	(49,513)	(28,670)

(Decrease) increase in cash	$(132)	$206

Partners’ distributions paid for each of the six months ended June 30, 2009 and 2008 were $2.4 million. Distributions to limited partners were 8.0% of invested capital.

Cash decreased by $132,000 which was primarily due to a net debt repayment of $(51.9) million (net of purchases of and proceeds from leases and loans of $42.4 million) and distributions to our partners of $2.4 million, partially offset by an increase in amounts due to affiliates $6.0 million. As a result of increased delinquencies, the amount of eligible leases and loans to pledge as collateral was reduced, resulting in a net debt repayment in 2009.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of June 30, 2009 (in thousands):

	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available
Term Securitization – Class A-3 (1)	Term	July 2012	$75,393	$75,393	$—
Term Securitization – Class B (1)	Term	March 2015	14,530	14,530	$—
WestLB (2)	Revolving	(3)	125,000	112,921	12,079

			$214,923	$202,844	$12,079

(1)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.

(2)	Availability under this credit facility is subject to having sufficient eligible leases or loans (as defined by the agreement) to pledge as collateral and compliance with the borrowing base formula.

(3)	This facility matures on August 31, 2009. We are currently negotiating a renewal which is expected to extend the maturity to June 2010. If extended, in June 2010 the facility is renewable for a one year period. If the WestLB facility is not extended at the time of maturity, we would not be required to make full repayment at that time. Rather, we would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

Recourse under these facilities is limited to the amount of collateral pledged. As of June 30, 2009, $215.7 million of leases and loans and $22.5 million of restricted cash were pledged as collateral under the Fund’s credit facilities.

In June 2009, we agreed to reduce the WestLB facility amount from $150 million to $125 million. This facility, which was to mature in June 2009, has been extended until August 31, 2009 while we negotiate the terms of the one-year renewal. We expect that as part of the renewal terms, we will agree to reduce our leverage, pay a higher interest rate on any new borrowings subsequent to June 30, 2009 and pay an amendment fee. The interest rate remains unchanged for our existing borrowings under the debt facility, which are calculated at LIBOR plus 0.95% per annum. New borrowings under the facility are expected to be at a rate of LIBOR plus 2.50% per annum. As of June 30, 2009, interest rate swap agreements fix the interest rate on this facility at 5.7% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans. If extended, the facility is renewable for an additional one year period in June 2010. If the WestLB facility is not extended at the time of renewal, pursuant to the loan agreement we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the outstanding debt as payments under the leases and loans pledged as collateral are received.

As of August 1, 2009, we have temporarily suspended payment of future management fees and distributions to our General Partner, and we have suspended the redemption of our units so as to increase our liquidity as a result of the expected WestLB amendment. As communicated to our limited partners in August 2009, we have also temporarily suspended monthly distributions to our limited partners. It is likely that distributions will be suspended through the remainder of 2009, after which we anticipate that cash flow may again be able to support distributions. However, there can be no assurance we will resume making distributions in the future.

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

As of June 30, 2009, we were in compliance with all such covenants under our various debt agreements. If we do not meet the requirements of the covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate our portfolio. If required, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.

The current tightening of the credit markets has and may continue to adversely affect our liquidity, particularly our ability to obtain debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

To date, we have been successful in either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, which depends on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher than expected lease and loan defaults will reduce our liquidity.

As discussed above, our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses also affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2009, our credit evaluation indicated a need for an allowance for credit losses of $7.2 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of June 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$202,844	$84,041	$91,472	$25,735	$1,596

(1)

To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments, such as interest rate swaps, which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at June 30, 2009: Less than 1 year: $9.2 million; 1-3 years: $8.8 million; 4-5 years: $3.0 million; and after 5 years: $486,000. The fair value of the swap liability as of June 30, 2009 is $8.8 million.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of June 30, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at June 30, 2009 is $191,000.

Legal Proceedings

We are a party to various routine legal proceedings arising out of the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2009, our outstanding bank debt totaled $202.8 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.7% for both the WestLB, and Series 2007-term securitization debt facilities. At June 30, 2009, the notional amounts of the 21 interest rate swaps were $187.6 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.

The following sensitivity analysis table shows, at June 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(10,445)	$(7,771)	$(5,752)
Change in fair value	$(2,675)		$2,019
Change as a percent of fair value	34%		(26)%

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

ITEM 4 – CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)

3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (2)

3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (3)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Seventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement

10.2	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.

(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(3)	Filed previously on December 27, 2005 as Appendix A Post-Effective Amendment No. 1 to our Registration Statement and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P

	By:	LEAF Financial Corporation its General Partner

August 14, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

August 14, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer

August 14, 2009	/s/ Tonya L. Zweier
TONYA L. ZWEIER
Chief Accounting Officer