Form 10-Q
period 2009-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2009-11-16
CIK 1294154

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

LEASE EQUITY APPRECIATION FUND II, L.P.

INDEX TO QUARTERLY REPORT

ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash	$53	$149
Restricted cash	22,380	29,234
Accounts receivable	149	133
Investment in leases and loans, net	190,355	265,993
Deferred financing costs, net	2,908	2,956
Other assets	608	574

	$216,453	$299,039

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$177,175	$254,744
Accounts payable and accrued expenses	452	574
Other liabilities	931	952
Derivative liabilities at fair value	6,836	11,734
Due to affiliates	20,096	11,983

Total liabilities	205,490	279,987

Commitments and contingencies

Partners’ Capital:
General partner	(345)	(221)
Limited partners	17,060	29,371
Accumulated other comprehensive loss	(5,752)	(10,098)

Total partners’ capital	10,963	19,052

	$216,453	$299,039

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Interest on equipment financings	$4,087	$6,337	$14,276	$20,414
Rental income	652	983	2,168	3,467
(Losses) gains on sales of equipment and lease dispositions, net	(255)	911	(405)	1,454
Other	451	602	1,312	1,839

	4,935	8,833	17,351	27,174

Expenses:
Interest expense	3,295	4,460	10,089	13,916
Depreciation on operating leases	510	892	1,786	2,991
Provision for credit losses	4,335	3,951	8,742	7,459
General and administrative expenses	529	703	2,104	2,150
Administrative expenses reimbursed to affiliate	547	732	1,923	1,938
Management fees to affiliate	695	922	2,281	2,885

	9,911	11,660	26,925	31,339

Net loss	$(4,976)	$(2,827)	$(9,574)	$(4,165)

Weighted average number of limited partner units outstanding during the period	592,809	595,065	593,082	596,115

Net loss per weighted average limited partner unit	$(8.31)	$(4.70)	$(15.98)	$(6.92)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

For the Nine Months Ended September 30, 2009

(in thousands, except unit data)

(unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Capital	(Loss) Income
Balance, January 1, 2009	$(221)	593,694	$29,371	$(10,098)	$19,052
Cash distributions	(28)	—	(2,756)	—	(2,784)
Redemptions of limited partner units	—	(885)	(77)	—	(77)
Net loss	(96)	—	(9,478)	—	(9,574)	$(9,574)
Unrealized gains on financial derivatives	—	—	—	4,632	4,632	4,632
Amortization of gains on financial derivatives	—	—	—	(286)	(286)	(286)

Balance, September 30, 2009	$(345)	592,809	$17,060	$(5,752)	$10,963	$(5,228)

The accompanying notes are an integral part of this consolidated financial statement.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(9,574)	$(4,165)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses (gains) on sales of equipment and lease dispositions, net	405	(1,454)
Depreciation on operating leases	1,786	2,991
Provision for credit losses	8,742	7,459
Amortization of deferred financing costs	1,006	473
Amortization of gains on financial derivative	(286)	(286)
Changes in operating assets and liabilities:
Accounts receivable	(16)	132
Other assets	(300)	359
Accounts payable and accrued expenses and other liabilities	(143)	235
Due to affiliates, net	8,113	6,098

Net cash provided by operating activities	9,733	11,842

Cash flows from investing activities:
Purchases of leases and loans	(7,696)	(96,871)
Proceeds from leases and loans	71,802	92,545
Proceeds from sale of leases to third parties	—	35,551
Security deposits returned, net of collected	599	2,159

Net cash provided by investing activities	64,705	33,384

Cash flows from financing activities:
Borrowings of bank debt	6,656	68,015
Repayment of bank debt	(84,225)	(109,397)
Decrease in restricted cash	6,854	796
Increase in deferred financing costs	(958)	(760)
Redemption of Limited Partners’ capital	(77)	(340)
Cash distributions to partners	(2,784)	(3,583)

Net cash used in financing activities	(74,534)	(45,269)

Decrease in cash	(96)	(43)
Cash, beginning of period	149	259

Cash, end of period	$53	$216

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2009

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

As of September 30, 2009, in addition to its 1% general partnership interest, the General Partner invested $874,000 for a 1.6% limited partnership interest in the Fund. The Fund is managed by the General Partner.

The consolidated financial statements and notes thereto as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. The unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the nine months ended September 30, 2009 may not necessarily be indicative of the results of operations for the full year ending December 31, 2009.

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

September 30, 2009

(unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Newly Adopted Accounting Principles

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted this guidance during the quarter ended June 30, 2009.

In April 2009, the FASB issued amended guidance relating to interim disclosures about the fair value of financial instruments. The amended guidance requires disclosures about fair value of financial instruments in interim as well as in annual financial statements and requires those disclosures in summarized financial information at interim reporting periods. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Direct financing leases	$152,646	$212,536
Loans	39,994	52,461
Operating leases	4,965	6,766

	197,605	271,763
Allowance for credit losses	(7,250)	(5,770)

	$190,355	$265,993

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Leases	Loans	Leases	Loans
Total future minimum payments	$169,943	$47,378	$238,338	$63,272
Unearned income	(20,598)	(7,201)	(29,722)	(10,206)
Residuals, net of unearned residual income	5,123	—	6,105	—
Security deposits	(1,822)	(183)	(2,185)	(605)

	$152,646	$39,994	$212,536	$52,461

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS – (Continued)

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2009	December 31, 2008
Equipment	$13,831	$15,683
Accumulated depreciation	(8,765)	(8,832)
Security deposits	(101)	(85)

	$4,965	$6,766

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Allowance for credit losses, beginning of period	$7,170	$1,710	$5,770	$1,960
Provision for credit losses	4,335	3,951	8,742	7,459
Charge-offs	(4,479)	(2,298)	(7,712)	(6,264)
Recoveries	224	337	450	545

Allowance for credit losses, end of period	$7,250	$3,700	$7,250	$3,700

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due (“non-accrual”). As of September 30, 2009 and December 31, 2008, the Fund had $18.7 million and $15.2 million, respectively, of leases and loans on non-accrual status.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 4 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			September 30, 2009
	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available (1)	Interest rate per annum adjusted for swaps (2)	December 31, 2008 Outstanding Balance
Term Securitization – Class A-2	Term	January 2010	$—	$—	$—	—	$8,671
Term Securitization – Class A-3	Term	July 2012	61,593	61,593	—	5.6%	101,320
Term Securitization – Class B	Term	March 2015	14,529	14,529	—	6.7%	14,530
WestLB	Revolving	(3)	125,000	101,053	23,947	5.7%	130,223

			$201,122	$177,175	$23,947		$254,744

(1)	Availability under this credit facility is subject to having sufficient eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. This rate reflects the weighted average fixed rate.

(3)	This facility matures on November 30, 2009. The Fund is currently negotiating a renewal which is expected to extend the maturity to June 2010 and, if extended, could be renewable for an additional one year period. If the WestLB facility is not extended at the time of maturity, the Fund would not be required to make full repayment at that time. Rather, the Fund would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

In June 2009, the Fund agreed to reduce the WestLB facility amount from $150 million to $125 million. This facility, which was to mature in June 2009, has been extended until November 30, 2009 while the Fund negotiates the terms of the one-year renewal. The Fund expects that as part of the renewal terms, it will agree to reduce its leverage, pay a higher interest rate on any new borrowings subsequent to September 30, 2009 and pay an amendment fee. The interest rate is expected to remain unchanged for the Fund’s existing borrowings under the debt facility, which are calculated at LIBOR plus 0.95% per annum. New borrowings under the facility are expected to be at a rate of LIBOR plus 2.50% per annum. As of September 30, 2009, interest rate swap agreements fix the interest rate on this facility at 5.69% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans.

As of September 30, 2009, $191.5 million of leases and loans and $21.6 million of restricted cash were pledged as collateral under the Fund’s credit facilities. Recourse under these facilities is limited to the amount of collateral pledged.

The Fund has been in discussions, which are ongoing, with WestLB to renew and modify certain of its loan covenants. As of September 30, 2009, the Fund was in compliance with the covenants under its debt facilities. However, as of October 31, 2009, the Fund was not in compliance with the managed annualized default ratio under the WestLB loan agreement. In addition, during the month of October 2009, the portfolio delinquency rate increased and, as a result of such increase, additional principal payments will become due and payable on November 21, 2009 if the Fund does not receive waiver described below. The Fund does not expect to have the ability to fund such principal payments, which would result in an event of default under the WestLB facility. As of October 31, 2009, $97.1 million was outstanding under the WestLB Facility. Recourse under the WestLB facility is limited to the amount of collateral pledged, which was $111.0 million as of October 31, 2009.

The Fund has requested a waiver from WestLB with respect to the managed annualized default ratio and portfolio delinquency rate covenants and continues the negotiations to renew and amend the loan agreement. Although the Fund expects to obtain such waiver and to modify the covenants of its loan agreement, there can be no assurance that such waiver or amendment will be executed. If not executed, all amounts owed under the WestLB facility could become immediately due and payable if the bank declares a default, which could also create defaults under other debt facilities.

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended September 30 and thereafter, are as follows (in thousands):

2010	$74,253
2011	50,702
2012	30,221
2013	15,369
2014	5,441
Thereafter	1,189

$177,175

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $7.1 million. As of September 30, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2009, it could have been required to settle its obligations under the agreements at their termination value of $7.1 million.

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

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 5 – DERIVATIVE INSTRUMENTS – (Continued)

At September 30, 2009, the Fund has 21 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2009 and on the consolidated statement of operations for the three and nine months ended September 30, 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$162,805	Derivative liabilities at fair value	$(7,116)

Derivatives not designated as hedging instruments		Derivative liabilities at fair value	$280

	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
Derivatives Designated as Cash Flow Hedging Relationships	September 30, 2009			September 30, 2009
Interest rate products	$1,045	$2,517	Interest expense	$(2,036)	$(6,863)

The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization. The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund is amortizing the gain to interest expense over the remaining term of the terminated swap agreements. For the three and nine months ended September 30, 2009, $95,000 and $286,000, respectively, was recognized into interest expense. As of September 30, 2009, the unamortized balance of $1.4 million is included in accumulated other comprehensive loss.

Assuming market rates remain constant with the rates as of September 30, 2009, $5.2 million of the $7.1 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

It is not practicable for the Fund to estimate the fair value of the Fund’s loans. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

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

The Fund employs a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives are recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, the Fund has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Fund has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 6 – FAIR VALUE MEASUREMENT – (Continued)

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2009 (in thousands):

	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest Rate Swaps	$—	$(6,836)	$—	$(6,836)

NOTE 7 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Acquisition fees	$—	$899	$123	$1,802
Management fees	695	922	2,281	2,885
Administrative expenses	547	732	1,923	1,938

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Liability”). The Fund’s maximum remaining Repurchase Liability at September 30, 2009 is $21,000. The Fund has recorded a liability of $418,000 to reflect the estimate of losses it expects to incur on assets repurchased. This liability is included in other liabilities in the consolidated balance sheets.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

September 30, 2009

(unaudited)

NOTE 9 – SUBSEQUENT EVENTS

The Fund has evaluated subsequent events through November 16, 2009, the date which these financial statements were issued and filed with the SEC, and determined that there have not been any other events that have occurred that would require adjustments to or additional disclosure in the unaudited consolidated financial statements.

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

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2009	December 31, 2008
Investment in leases and loans, net	$190,355	$265,993
Number of contracts	19,000	21,400
Number of individual end users (a)	16,300	18,600
Average original equipment cost	$27.2	$25.5
Average initial term (in months)	62	55
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%
Types of equipment accounting for 10% or more of commercial finance assets portfolio:
Industrial equipment	27%	26%
Medical equipment	18%	18%
Office equipment	11%	10%
Types of equipment accounting for 10% or more of commercial finance assets portfolio:
Services	45%	44%
Retail Trade	13%	12%
Manufacturing	12%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

As of September 30, 2009, the average original equipment cost increased as compared to December 31, 2008 as a result of an increase in the average original equipment cost of leases acquired from our General Partner in 2009.

We utilize debt in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2009 and December 31, 2008, our outstanding debt was $177.2 million and $254.7 million, respectively.

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

	As of and for the Nine Months Ended September 30,				As of and for the Year Ended December 31,
	2009	2008	Change		2008
			$	%
Investment in direct financing leases and loans before allowance for credit losses	$192,640	$299,228	$(106,588)	(36)%	$264,997
Weighted average investment in direct financing leases and loans before allowance for credit losses	231,308	314,753	(83,445)	(27)%	305,453
Allowance for credit losses	7,250	3,700	3,550	96%	5,770
Non-performing assets	18,725	12,226	6,499	53%	15,224
Charge-offs, net of recoveries	$7,262	$5,719	$1,543	27%	$7,318
As a percentage of finance receivables:
Allowance for credit losses	3.76%	1.24%			2.18%
Non-performing assets	9.72%	4.09%			5.74%
As a percentage of weighted average finance receivables: Charge-offs, net of recoveries	3.14%	1.82%			2.40%

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

The current economic recession in the United States has adversely affected our operations as a result of higher delinquencies and it may continue to do so until the economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition, our non-performing assets have increased due to the increase in customers who are more than ninety days delinquent at September 30, 2009, compared to September 30, 2008.

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

Our net charge-offs increased in the nine months ended September 30, 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for the year ended December 31, 2008 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2008

The following summarizes our results of operations for the three months ended September 30, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$4,087	$6,337	$(2,250)	(36)%
Rental income	652	983	(331)	(34)%
(Losses) gains on sales of equipment and lease dispositions, net	(255)	911	(1,166)	(128)%
Other	451	602	(151)	(25)%

	4,935	8,833	(3,898)	(44)%

Expenses:
Interest expense	3,295	4,460	(1,165)	(26)%
Depreciation on operating leases	510	892	(382)	(43)%
Provision for credit losses	4,335	3,951	384	10%
General and administrative expenses	529	703	(174)	(25)%
Administrative expenses reimbursed to affiliate	547	732	(185)	(25)%
Management fees to affiliate	695	922	(227)	(25)%

	9,911	11,660	(1,749)	(15)%

Net loss	$(4,976)	(2,827)	$(2,149)	(76)%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $207.8 million for the three months ended September 30, 2009 as compared to $298.7 million for the three months ended September 30, 2008, a decrease of $90.9 million (30%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2009 period compared to the 2008 period.

•	an increase in losses on sales of equipment. (Losses) gains on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense due to a decrease in average debt outstanding, partially offset by an increase in interest cost. Weighted average borrowings for the three months ended September 30, 2009 and 2008 were $190.9 million and $293.6 million, respectively, at an effective interest rate of 6.9% and 6.1%, respectively.

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

These decreases were partially offset by:

•

an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has increased to $7.3 million as of September 30, 2009 compared to $3.7 million as of September 30, 2008 due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, which resulted in an increase in non-performing assets as a percentage of finance receivables to 9.72% as of September 30, 2009 as compared to 5.74% as of December 31, 2008 and 4.09% as of September 30, 2008.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2009 and 2008 was $(8.31) and $(4.70), respectively, based on a weighted average number of limited partner units outstanding of 592,809 and 595,065, respectively.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2008

The following summarizes our results of operations for the nine months ended September 30, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$14,276	$20,414	$(6,138)	(30)%
Rental income	2,168	3,467	(1,299)	(37)%
(Losses) gains on sales of equipment and lease dispositions, net	(405)	1,454	(1,859)	(128)%
Other	1,312	1,839	(527)	(29)%

	17,351	27,174	(9,823)	(36)%

Expenses:
Interest expense	10,089	13,916	(3,827)	(28)%
Depreciation on operating leases	1,786	2,991	(1,205)	(40)%
Provision for credit losses	8,742	7,459	1,283	17%
General and administrative expenses	2,104	2,150	(46)	(2)%
Administrative expenses reimbursed to affiliate	1,923	1,938	(15)	(1)%
Management fees to affiliate	2,281	2,885	(604)	(21)%

	26,925	31,339	(4,414)	(14)%

Net loss	$(9,574)	$(4,165)	$(5,409)	(130)%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $231.3 million for the nine months ended September 30, 2009 as compared to $314.8 million for the nine months ended September 30, 2008, a decrease of $83.5 million (27%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2009 period compared to the 2008 period.

•	an increase in losses on sales of equipment. (Losses) gains on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense due to a decrease in average debt outstanding, partially offset by an increase in interest cost. Weighted average borrowings for the nine months ended September 30, 2009 and 2008 were $217.2 million and $309.6 million, respectively, at an effective interest rate of 6.2% and 6.0%, respectively.

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

These decreases were partially offset by:

•

an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has increased to $7.3 million as of September 30, 2009 compared to $3.7 million as of September 30, 2008 due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, which resulted in an increase in non-performing assets as a percentage of finance receivables to 9.72% as of September 30, 2009 as compared to 5.74% as of December 31, 2008 and 4.09% as of September 30, 2008.

The net loss per limited partner unit, after the net loss income allocated to our General Partner, for the nine months ended September 30, 2009 and 2008 was $(15.98) and $(6.92), respectively, based on a weighted average number of limited partner units outstanding of 593,082 and 596,115, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2009	2008
Net cash provided by operating activities	$9,733	$11,842
Net cash provided by investing activities	64,705	33,384
Net cash used in financing activities	(74,534)	(45,269)

Decrease in cash	$(96)	$(43)

Partners’ distributions paid for the nine months ended September 30, 2009 and 2008 were $2.8 million and $3.6 million, respectively. Prior to August 1, 2009, distributions to limited partners were 8.0% of invested capital.

In August 2009, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We are currently in discussions with WestLB to minimize the cash required to renew the debt agreement and to provide relief on certain portfolio performance covenants. We expect to resume distributions to our partners in the first quarter of 2010. Until such time that distributions resume, our partnership agreement prohibits us from acquiring additional leases and loans and from paying asset management fees to our General Partner.

Cash decreased by $96,000 primarily due to net debt repayments of $77.6 million and distributions to our partners of $2.8 million, partially offset by net purchases of and proceeds from leases and loans of $64.1 million, a decrease in restricted cash of $6.9 million and an increase in amounts due to affiliates of $8.1 million. As a result of increased delinquencies, the amount of eligible leases and loans to pledge as collateral was reduced, resulting in a net debt repayment in 2009.

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities as of September 30, 2009 are as follows (in thousands):

	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available
Term Securitization – Class A-3 (1)	Term	July 2012	$61,593	$61,593	$—
Term Securitization – Class B (1)	Term	March 2015	14,529	14,529	—
WestLB (2)	Revolving	(3)	125,000	101,053	23,947

			$201,122	$177,175	$23,947

(1)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.

(2)	Availability under this credit facility is subject to having sufficient eligible leases or loans (as defined by the agreement) to pledge as collateral and compliance with the borrowing base formula.

(3)	This facility matures on November 30, 2009. We are currently negotiating a renewal which is expected to extend the maturity to June 2010 and if extended, could be renewable for an additional one year period. If the WestLB facility is not extended at the time of maturity, we would not be required to make full repayment at that time. Rather, we would repay the outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

Recourse under these facilities is limited to the amount of collateral pledged. As of September 30, 2009, $191.5 million of leases and loans and $21.6 million of restricted cash were pledged as collateral under our credit facilities.

In June 2009, we agreed to reduce the WestLB facility amount from $150 million to $125 million. This facility, which was to mature in June 2009, has been extended until November 30, 2009 while we negotiate the terms of the one-year renewal. We expect that as part of the renewal terms, we will agree to reduce our leverage, pay a higher interest rate on any new borrowings subsequent to September 30, 2009 and pay an amendment fee. The interest rate is expected to remain unchanged for our existing borrowings under the debt facility, which are calculated at LIBOR plus 0.95% per annum. New borrowings under the facility are expected to be at a rate of LIBOR plus 2.50% per annum. As of September 30, 2009, interest rate swap agreements fix the interest rate on this facility at 5.69% on a weighted average basis. Interest and principal are due as payments are received under the leases and loans.

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

We have been in discussions, which are ongoing, with WestLB to renew and modify certain of our loan covenants. As of September 30, 2009, we were in compliance with the covenants under our debt facilities. However, as of October 31, 2009, we were not in compliance with the managed annualized default ratio under the WestLB loan agreement. In addition, during the month of October 2009, the portfolio delinquency rate increased and, as a result of such increase, additional principal payments will become due and payable on November 21, 2009 if we do not receive the waiver described below. We do not expect to have the ability to fund such principal payments, which would result in an event of default under the WestLB facility. As of October 31, 2009, $97.1 million was outstanding under the WestLB facility. Recourse under the WestLB facility is limited to the amount of collateral pledged, which was $111.0 million as of October 31, 2009.

We have requested a waiver from WestLB with respect to the managed annualized default ratio and portfolio delinquency rate covenants and we continue negotiations to renew and amend the loan agreement. Although we expect to obtain such waiver and to modify the covenants of our loan agreement, there can be no assurance that such waiver or amendment will be executed. If not executed, all amounts owed under the WestLB facility could become immediately due and payable if the bank declares a default, which could also create defaults under other debt facilities.

        If we do not obtain the waiver discussed above or meet the requirements of our other debt covenants in the future, a default could occur that would have an adverse effect on our operations and could force us to liquidate all or a portion of our portfolio securing our debt facilities. If required, a sale of a portfolio, or any portion thereof, could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher than expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses also affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At September 30, 2009, our credit evaluation indicated a need for an allowance for credit losses of $7.3 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

To date, we have been successful in either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, as such activities are dependent on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing and use of joint venture strategies that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of September 30, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt (1)	$177,175	$74,253	$80,923	$20,810	$1,189

1)

To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments, such as interest rate swaps, which fix the weighted average interest rates. Not included in the table above are estimated interest payments calculated at rates in effect at September 30, 2009: Less than 1 year: $8.8 million; 1-3 years: $9.0 million; 4-5 years: $4.1 million; and after 5 years: $1.2 million. The fair value of the swap liability as of September 30, 2009 is $6.8 million.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of September 30, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum remaining Repurchase Liability at September 30, 2009 is $21,000.

Legal Proceedings

We are a party to various routine legal proceedings arising in the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we purchase are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2009, our outstanding bank debt totaled $177.2 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate bank debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the weighted average interest rates at 5.7% for the WestLB and Series 2007-term securitization debt facilities. At September 30, 2009, the notional amount of the 21 interest rate swaps was $162.8 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.

The following sensitivity analysis table shows, at September 30, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(8,873)	$(6,836)	$(5,213)
Change in fair value	$(2,037)		$1,623
Change as a percent of fair value	30%		(24)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)

3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (2)

3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (3)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Seventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (4)

10.2	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (4)

10.3	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement

10.4	Tenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement

10.5	Eleventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.

(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(3)	Filed previously on December 27, 2005 as Appendix A Post-Effective Amendment No. 1 to our Registration Statement and by this reference incorporated herein.

(4)	Filed previously as an exhibit to Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P

	By:	LEAF Financial Corporation its General Partner

November 16, 2009	/s/ Crit DeMent
CRIT DEMENT
Chairman and Chief Executive Officer

November 16, 2009	/s/ Robert K. Moskovitz
ROBERT K. MOSKOVITZ
Chief Financial Officer and Chief Accounting Officer