Form 10-K
period 2009-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2010-04-01
CIK 1294154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

LEASE EQUITY APPRECIATION FUND II, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information contained in this Annual Report on Form 10-K (this “Report”) includes “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “will” and “would” or the negative of these terms or other comparable terminology.

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on our investment in leases and loans;

•	availability, terms and deployment of debt funding;

•	general volatility of the debt markets;

•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service;

•	the degree and nature of our competition; and

•	availability and retention of qualified personnel.

We caution you not to place undue reliance on these forward-looking statements which speak only as of the date of this Report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund II, L.P. and subsidiary.

PART I

ITEM 1 – BUSINESS

General

We are a Delaware limited partnership formed on March 30, 2004 by our General Partner, LEAF Financial Corporation (our “General Partner”), which manages us. Our General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of October 13, 2006, we raised $60.0 million by selling 600,000 of our limited partner units. We commenced operations in April 2005.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We expect to enter our liquidation period beginning in October 2011. We will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

Our leases consist of direct financing and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. These assets are classified as non-accrual.

Debt Facilities

We have augmented the original proceeds of our offering with debt, and intend to continue to finance a significant portion of the cost of the equipment we acquire. We are not limited in the amount of debt, including financings through securitizations, we may incur. Our ability to obtain financing will, however, depend upon our General Partner’s assessment of whether funds are available at rates and upon terms that are economically advantageous to us. As a result, the amount of our financings may vary significantly from our expectations.

Borrowings outstanding under our credit facilities as of December 31, 2009 were as follows (in thousands):

	Type	Facility Amount	Amount Outstanding	Amount Available
Series 2007 – Term Securitization (1)	Term	$64,200	$64,200	$—
WestLB (1)	Revolving	125,000	87,781	37,219

		$189,200	$151,981	$37,219

(1)	Availability under this loan is subject to having eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.

In September 2007, we closed a $276.8 million term securitization (“Series 2007-1 Notes”). In connection with the Series 2007-1 Notes transaction, four tranches of notes were issued to investors:

Notes	Original Amount (in millions)	Interest Rate	Maturity
Class A-1	$84.0	5.38%	September 2008 (a)
Class A-2	77.0	One Month LIBOR + 0.12%	January 2010 (b)
Class A-3	101.3	One Month LIBOR + 0.20%	July 2012
Class B	14.5	6.7%	March 2015

	$276.8

(a)	Fully repaid in March 2008.
(b)	Fully repaid in February 2009.

To mitigate fluctuations in interest rates on the Class A-3 notes, we entered into interest rate swap agreements. As of December 31, 2009, the interest rate swap agreements fix the interest rate on the Class A-3 notes at 5.6%. The interest rate swap agreements terminate at various dates ranging from September 2011 to August 2015.

In June 2005, we obtained a $75.0 million credit facility with WestLB AG, New York Branch, (WestLB), which was increased to $150 million in June 2006. In June 2009, we reduced the facility amount to $125 million. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the existing borrowings is calculated at LIBOR plus 0.95% per annum. Borrowings under this facility after February 25, 2010 would be at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from September 2011 to August 2015. As of December 31, 2009, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. The credit facility terminates on June 30, 2010. If this facility is not extended, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral; however, there would be no additional borrowings under the facility. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2009, $96.3 million of leases and loans and $5.8 million of restricted cash were pledged as collateral under this facility.

We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service our portfolio. These entities include our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities. As of December 31, 2009, we, and our applicable affiliated entities, are in compliance with all such covenants under our various debt agreements.

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

Agreements with our General Partner

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate for the conduct of our business. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31
	2009	2008	2007
Acquisition fees	$123	$1,866	$2,587
Management fees	2,921	3,844	3,680
Administrative expenses	2,491	2,626	1,501

Acquisition Fees. Our General Partner is paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price we pay for the equipment or portfolio of equipment subject to existing equipment financing.

Administrative Expenses. Our General Partner and its affiliates are reimbursed by us for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Management Fees. Our General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital.

Distributions. Our General Partner owns a 1% general partner interest and a 1.6% limited partner interest in us. The General Partner was paid cash distributions of $28,000 and $45,000, respectively, for its general partner and limited partner interests in us in 2009.

Additionally, our General Partner is entitled to the following fees (if applicable):

•

a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. During the reinvestment period, these commissions are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8%, compounded daily, on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2009 and 2008; and

•

a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2009 or 2008.

During our offering period, the General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of one-half of 1% of offering proceeds. There were no organization and offering expenses reimbursed to our General Partner for the years ended December 31, 2009 or 2008.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We do not own or lease any real property.

ITEM 3 – LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner with respect to limited partner units it purchased.

Title of Class	Number of Partners as of December 31, 2009
Limited Partners	1,399
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2009, 2008 and 2007 were $2.8 million, $4.8 million and $4.8 million, respectively. These distributions were paid on a monthly basis to our limited partners at rate of approximately 4.6 % in 2009 and 8% in 2008 and 2007, of their original capital contribution to us.

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, each contained in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements, which have been audited by Grant Thornton LLP, an independent registered public accounting firm (in thousands, except unit and per unit data):

	Year Ended December 31,
	2009	2008	2007	2006	2005 (1)
Revenues	$21,629	$34,780	$34,864	$14,888	$1,194
Expenses	41,043	42,180	36,752	14,756	1,632

Net (loss) income	$(19,414)	$(7,400)	$(1,888)	$132	$(438)

Net (loss) income allocated to limited partners	$(19,220)	$(7,326)	$(1,869)	$131	$(434)

Distributions to partners	$2,784	$4,826	$4,843	$2,624	$332
Weighted average number of limited partner units outstanding during the year	593,013	595,623	599,095	370,349	51,053
Net (loss) income per weighted average limited partner unit	$(32.41)	$(12.30)	$(3.12)	$0.35	$(8.49)

	December 31,
	2009	2008	2007	2006	2005
Investment in leases and loans, net	$159,015	$265,993	$338,172	$317,850	$41,967
Total assets	182,598	299,039	372,245	343,322	44,569
Bank debt	151,981	254,744	324,170	291,118	34,512
Partners’ (deficit) capital:
General partner	$(443)	$(221)	$(99)	$(32)	$(7)
Limited partners	7,318	29,371	41,855	48,708	9,621
Accumulated other comprehensive (loss) income	(4,421)	(10,098)	(4,614)	1,803	159

Total partners’ capital	$2,454	$19,052	$37,142	$50,479	$9,773

(1)	We deem April 14, 2005 to be the commencement of our operations and we refer to the period from that date through December 31, 2005 as the year ended December 31, 2005.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2009.

General

We are a Delaware limited partnership formed on March 30, 2004 by our General Partner, LEAF Financial Corporation (our “General Partner”), which manages us. Our General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of October 13, 2006, we raised $60.0 million by selling 600,000 of our limited partner units. We commenced operations in April 2005.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We expect to enter our liquidation period beginning in October 2011. We will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

Our leases consist of direct financing leases and operating leases as defined by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. These assets are classified as non-accrual.

Overview

We continued to be impacted by challenging economic conditions in 2009. As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations, resulting in higher delinquencies in our portfolio of leases and loans, which may continue until the economy recovers. Additionally, as discussed in the “Liquidity and Capital Resources” section below, the on-going dislocation in the debt markets has also created challenges in maintaining our existing debt facility.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2009	2008
Investment in leases and loans, net	$159,015	$265,993
Number of contracts	18,000	21,400
Number of individual end users (a)	15,700	18,600
Average original equipment cost	$27	$26
Average initial term (in months)	57	55
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%
Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	27%	26%
Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	44%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2009 and 2008, our outstanding debt was $152.0 million and $254.7 million, respectively.

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

	As of and for the Year Ended December 31,		Change
	2009	2008	$	%
Investment in direct financing leases and loans before allowance for credit losses	$166,172	$264,997	$(98,825)	(37)%
Weighted average investment in direct financing leases and loans before allowance for credit losses	218,902	305,453	(86,551)	(28)%
Allowance for credit losses	11,380	5,770	5,610	97%
Non-performing assets	14,994	15,224	(230)	(2)%
Charge-offs, net of recoveries	12,331	7,318	$5,013	69%
As a percentage of finance receivables:
Allowance for credit losses	6.85%	2.18%
Non-performing assets	9.02%	5.74%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	5.63%	2.40%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, has responded to the current economic recession by increasing the number of employees in its collection department and implementing earlier intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the US economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition, our non-performing assets have increased due to the increase in customers who are more than 90 days delinquent at December 31, 2009 as compared to December 31, 2008.

Our net charge-offs increased in 2009 compared to 2008 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

Investments in Leases and Loans

Our investments in leases and loans consist of direct financing leases, operating leases and loans.

Direct Financing Leases. Certain of our lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. Our investment in direct financing leases consists of the sum of the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted payments plus the estimated unguaranteed residual value over the cost of the related equipment.

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rentals due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of our rental equipment and, therefore, we are prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of our rental equipment in order to determine the recoverability of its undepreciated cost. We write down our rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2009, 2008 and 2007.

Loans. Our term loans consist of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments term over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

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

Estimated Unguaranteed Residual Values of Leased Equipment

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon our General Partner’s history with regard to the realization of residuals, available industry data and our General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Fair Value and Effectiveness of Interest Rate Swaps

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2009 (in thousands):

	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest Rate Swaps	$—	$(5,381)	$—	$(5,381)

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following summarizes our results of operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$17,828	$26,210	$(8,382)	(32)%
Rental income	2,750	4,351	(1,601)	(37)%
Losses (gains) on sales of equipment and lease dispositions, net	(626)	1,730	(2,356)	(136)%
Other	1,677	2,489	(812)	(33)%

	21,629	34,780	(13,151)	(38)%

Expenses:
Interest expense	12,862	17,872	(5,010)	(28)%
Depreciation on operating leases	2,193	3,712	(1,519)	(41)%
Provision for credit losses	17,941	11,128	6,813	61%
General and administrative expenses	2,635	2,998	(363)	(12)%
Administrative expenses reimbursed to affiliate	2,491	2,626	(135)	(5)%
Management fees to affiliate	2,921	3,844	(923)	(24)%

	41,043	42,180	(1,137)	(3)%

Net loss	$(19,414)	$(7,400)	$(12,014)	(162)%

Net loss allocated to limited partners	$(19,220)	$(7,326)	$(11,894)	(162)%

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $218.9 million for the year ended December 31, 2009 as compared to $305.5 million for the year ended December 31, 2008, a decrease of $86.6 million (28%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2009 period compared to the 2008 period.

•	losses on sales of equipment. (Losses) gains on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense primarily due to a decrease in debt outstanding and a decrease, in the effective interest rate. Borrowings as of December 31, 2009 and 2008 were $152.0 million and $254.7 million, respectively, at an effective interest rate of 5.8% and 6.0%, respectively.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•

a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by the hiring of additional collection personnel by our General Partner to attempt to control the impact on delinquencies resulting from the economic recession in the United States, and increased legal costs associated with collection efforts.

•	a decrease in management fees attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received.

These decreases were partially offset by an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has increased to $11.4 million as of December 31, 2009 compared to $5.8 million as of December 31, 2008 due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, which resulted in an increase in non-performing assets as a percentage of finance receivables to 9.02% as of December 31, 2009 as compared to 5.74% as of December 31, 2008.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2009 and 2008 was $(32.41) and $(12.30), respectively, based on a weighted average number of limited partner units outstanding of 593,013 and 595,623, respectively.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

The following summarizes our results of operations for the years ended December 31, 2008 and 2007 (dollars in thousands):

			Increase (Decrease)
	2008	2007	$	%
Revenues:
Interest on equipment financings and loans	$26,210	$24,852	$1,358	$5%
Rental income	4,351	5,747	(1,396)	(24)%
Gains on sales of equipment and lease dispositions, net	1,730	1,806	(76)	(4)%
Other	2,489	2,459	30	1%

	34,780	34,864	(84)	(24)%

Expenses:
Interest expense	17,872	18,545	(673)	(4)%
Depreciation on operating leases	3,712	4,794	(1,082)	(23)%
Provision for credit losses	11,128	5,847	5,281	90%
General and administrative expenses	2,998	2,385	613	26%
Administrative expenses reimbursed to affiliate	2,626	1,501	1,125	75%
Management fees to affiliate	3,844	3,680	164	4%

	42,180	36,752	5,428	15%

Net loss	$(7,400)	$(1,888)	$(5,512)	(292)%

Net loss allocated to limited partners	$(7,326)	$(1,869)	$(5,438)	(291)%

The decrease in total revenues was primarily attributable to the following:

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2008 period compared to the 2007 period.

•

an increase in interest income on equipment financings. Our weighted average net investment in direct financing leases and loans decreased to $305.5 million for the year ended December 31, 2008 as compared to $322.0 million for the year ended December 31, 2007, a decline of $16.5 million (5%). This decrease was offset by the increased yields on leases acquired in late 2007 and 2008 due to an increase in the rates we were able to charge as a result of the current scarcity of credit available to small and mid-size businesses.

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

•

an increase in the reimbursement of expenses to affiliates due to the hiring of additional collection personnel by our General Partner to attempt to control the impact on delinquencies resulting from the economic recession in the United States.

These increases were partially offset by the following:

•

a decrease in interest expense due to a decrease in our debt outstanding. Borrowings as of December 31, 2008 and 2007 were $254.7 million and $324.2 million, respectively, at an effective interest rate of 6.0% for each year.

•	a decrease in depreciation on operating leases directly related to our decrease in our investment in operating leases.

The net loss per limited partner unit, after the loss allocated to our General Partner for the years ended December 31, 2008 and 2007 was ($12.30) and ($3.12), respectively, based on a weighted average number of limited partner units outstanding of 595,623 and 599,095, respectively.

Liquidity and Capital Resources

General

Our major source of liquidity is obtained by the collection of lease and loan payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners. In addition to cash generated from operations, we plan to meet our cash requirements through borrowings under credit facilities.

The current financing environment continues to be very difficult. After extended negotiations lasting months, we renewed our debt agreement with West LB on February 25, 2010. In summary, we incurred significant upfront fees only to have our debt capacity reduced from a limit of $150 million to $125 million and the interest rate on new borrowings increased to LIBOR plus 2.50% per annum from LIBOR plus 0.95% per annum. We did get relief from certain portfolio performance covenants and the rate of interest on the existing debt did not change.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net cash provided by operating activities	$11,367	$15,396	$9,813
Net cash provided by (used in) investing activities	86,218	59,688	(29,157)
Net cash (used in) provided by financing activities	(97,724)	(75,194)	5,393

Decrease in cash	$(139)	$(110)	$(13,951)

During the year ended December 31, 2009, cash decreased by $139,000 which was primarily due to a net debt repayment of $16.8 million (net of purchases of, and proceeds from, leases and loans) and distributions to our partners of $2.8 million, partially offset by an increase in amounts due to affiliates of $9.5 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in the net debt repayment.

Partners’ distributions paid for the years ended December 31, 2009, 2008, and 2007 were $2.8 million, $4.8 million and $4.8 million, respectively. Prior to August 1, 2009, distributions to limited partners were 8% of invested capital.

For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March of 2010. Ongoing distributions are dependant on us having sufficient cash and liquidity to make such distributions.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of December 31, 2009 (in thousands):

	Type	Facility Amount	Amount Outstanding	Amount Available (2)	Amount of Collateral (3)
Series 2007 – Term Securitization (1)	Term	$64,000	$64,200	$—	$84,070
WestLB	Revolving	125,000	87,781	37,219	102,104

		$189,200	$151,981	$37,219	$186,174

(1)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.
(2)	Availability under this credit facility is subject to having eligible leases or loans to pledge as collateral and compliance with the borrowing base formula.
(3)	Recourse under these facilities is limited to the amount of collateral pledged.

In June 2005, we obtained a $75.0 million credit facility with WestLB AG, New York Branch, (WestLB), which was increased to $150 million in June 2006. In June 2009, we reduced the facility amount to $125 million. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the existing borrowings is calculated at LIBOR plus 0.95% per annum. Borrowings under this facility after February 25, 2010 would be at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from September 2011 to August 2015. As of December 31, 2009, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. The credit facility terminates on June 30, 2010. If this facility is not extended, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral; however, there would be no additional borrowings under the facility. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2009, $96.3 million of leases and loans and $5.8 million of restricted cash were pledged as collateral under the facility.

We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service our portfolio. These entities include our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities. As of December 31, 2009, we, and our applicable affiliated entities, are in compliance with all such covenants under our various debt agreements.

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

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2009, our credit evaluation indicated a need for an allowance for credit losses of $11.4 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

The current tightening of the credit markets has and may continue to adversely affect our liquidity, particularly our ability to obtain or renew debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings. If our banks do not renew a revolving facility upon maturity, the debt facility would convert to a term facility and we would not be able to borrow additional amounts under the line of credit. A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt or renew existing facilities that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

To date, we have been successful in obtaining new debt financing and either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, as such activities are dependent on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of December 31, 2009 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 years
Bank debt	$151,981	$66,375	$69,323	$15,834	$449

To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fix the interest rates. Not included in the above table are estimated interest payments calculated at rates in effect at December 31, 2009: less than 1 year: $6.9 million; 1-3 years $6.1 million; 4-5 years $2.1 million; and after 5 years $291,000. The fair value of the swap liability as of December 31, 2009 is $5.4 million.

The above table does not include expected payments related to the Repurchase Liability (defined below) as of December 31, 2009. In connection with a sale of leases and loans to a third party, we agreed to repurchase delinquent leases up to maximum of 7.5% of total proceeds received from the sale (the “Repurchase Liability”). Our maximum exposure under the Repurchase Liability at December 31, 2009 was $39,000.

Legal Proceedings

We are a party to various routine legal proceedings arising in the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Recently Issued Accounting Pronouncements

See Note 2 in the Notes to Consolidated Financial Statements for a description of certain new accounting pronouncements that will or may affect our consolidated financial statements.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At December 31, 2009, our outstanding debt totaled $152.0 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates at 5.7% and 5.8% for the WestLB and Series 2007-term securitization, debt facilities, respectively. At December 31, 2009, the notional amounts of the 21 interest rate swaps were $239.0 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.

The following sensitivity analysis table shows, at December 31, 2009, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(7,046)	$(5,381)	$(4,087)
Change in fair value	$(1,665)	$	$1,294
Change as a percent of fair value	31%		(24)%

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners

Lease Equity Appreciation Fund II, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. and subsidiaries (the “Fund”), as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in partners’ capital and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund II, L.P. and subsidiaries as of December 31, 2009 and 2008 and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 31, 2010

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	December 31,
	2009	2008
ASSETS
Cash	$10	$149
Restricted cash	20,378	29,234
Accounts receivable	77	133
Investments in leases and loans, net	159,015	265,993
Deferred financing costs, net	2,517	2,956
Other assets	601	574

Total assets	$182,598	$299,039

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$151,981	$254,744
Accounts payable and accrued expenses	488	574
Other liabilities	830	952
Derivative liabilities at fair value	5,381	11,734
Due to affiliates	21,464	11,983

Total liabilities	180,144	279,987

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(443)	(221)
Limited partners	7,318	29,371
Accumulated other comprehensive loss	(4,421)	(10,098)

Total partners’ capital	2,454	19,052

	$182,598	$299,039

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except unit and per unit data)

	Year Ended December 31,
	2009	2008	2007
Revenues:
Interest on equipment financings	$17,828	$26,210	$24,852
Rental income	2,750	4,351	5,747
(Losses) gains on sales of equipment and lease dispositions, net	(626)	1,730	1,806
Other	1,677	2,489	2,459

	21,629	34,780	34,864

Expenses:
Interest expense	12,862	17,872	18,545
Depreciation on operating leases	2,193	3,712	4,794
Provision for credit losses	17,941	11,128	5,847
General and administrative expenses	2,635	2,998	2,385
Administrative expenses reimbursed to affiliate	2,491	2,626	1,501
Management fees to affiliate	2,921	3,844	3,680

	41,043	42,180	36,752

Net loss	$(19,414)	$(7,400)	$(1,888)

Net loss allocated to limited partners	$(19,220)	$(7,326)	$(1,869)

Weighted average number of limited partner units outstanding during the year	593,013	595,623	599,095

Net loss per weighted average limited partner unit	$(32.41)	$(12.30)	$(3.12)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Changes in Partners’ Capital

(in thousands, except unit data)

	General Partner Amount	Limited Partners		Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital	Comprehensive Income (Loss)
		Units	Amount
Balance, January 1, 2007	$(32)	600,000	$48,708	$1,803	$50,479
Cash distributions paid	(48)	—	(4,795)	—	(4,843)
Redemption of limited partner units	—	(2,055)	(189)	—	(189)
Net loss	(19)	—	(1,869)	—	(1,888)	$(1,888)
Unrealized losses on financial derivatives	—	—	—	(6,194)	(6,194)	(6,194)
Amortization of gain on financial derivative	—	—	—	(223)	(223)	(223)

Balance, December 31, 2007	(99)	597,945	41,855	(4,614)	37,142	$(8,305)

Cash distributions paid	(48)	—	(4,778)	—	(4,826)
Redemption of limited partner units	—	(4,251)	(380)	—	(380)
Net loss	(74)	—	(7,326)	—	(7,400)	$(7,400)
Unrealized losses on financial derivatives	—	—	—	(5,102)	(5,102)	(5,102)
Amortization of gain on financial derivative	—	—	—	(382)	(382)	(382)

Balance, December 31, 2008	(221)	593,694	29,371	(10,098)	19,052	$(12,884)

Cash distributions paid	(28)	—	(2,756)	—	(2,784)
Redemption of limited partner units	—	(885)	(77)	—	(77)
Net loss	(194)	—	(19,220)	—	(19,414)	$(19,414)
Unrealized gains on financial derivatives	—	—	—	6,059	6,059	6,059
Amortization of gain on financial derivative	—	—	—	(382)	(382)	(382)

Balance, December 31, 2009	$(443)	592,809	$7,318	$(4,421)	$2,454	$(13,737)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(19,414)	$(7,400)	$(1,888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Losses (gains) on sales of equipment and lease dispositions, net	626	(1,730)	(1,806)
Depreciation on operating leases	2,193	3,712	4,794
Provision for credit losses	17,941	11,128	5,847
Amortization of deferred financing costs	1,395	617	323
Amortization of gain on financial derivative	(382)	(382)	(223)
Changes in operating assets and liabilities:
Accounts receivable	56	177	179
Other assets	(321)	685	2
Accounts payable and accrued expenses and other liabilities	(208)	(349)	175
Due to affiliates, net	9,481	8,938	2,410

Net cash provided by operating activities	11,367	15,396	9,813

Cash flows from investing activities:
Purchases of leases and loans	(7,696)	(99,638)	(150,709)
Proceeds from leases and loans	93,613	124,905	121,778
Proceeds from sale of leases to third parties	—	35,551	—
Security deposits (returned) collected, net	301	(1,130)	(226)

Net cash provided by (used in) investing activities	86,218	59,688	(29,157)

Cash flows from financing activities:
Borrowings of bank debt	6,656	71,247	155,229
Repayments of bank debt	(109,419)	(140,673)	(122,177)
Decrease (increase) in restricted cash	8,856	208	(22,302)
Increase in deferred financing costs	(956)	(770)	(2,557)
Proceeds from termination of financial derivatives	—	—	2,232
Cash distributions to partners	(2,784)	(4,826)	(4,843)
Redemption of limited partner units	(77)	(380)	(189)

Net cash (used in) provided by financing activities	(97,724)	(75,194)	5,393

Decrease in cash	(139)	(110)	(13,951)
Cash, beginning of year	149	259	14,210

Cash, end of year	$10	$149	$259

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

December 31, 2009

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (the “Fund”) is a Delaware limited partnership formed on March 30, 2004 by its General Partner, LEAF Financial Corporation (the “General Partner”). The General Partner manages the Fund. The General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of October 13, 2006, the Fund raised $60.0 million by selling 600,000 of its limited partner units. It commenced operations in April 2005.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and secured loans during the maturity period, the Fund is expected to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its liquidation period beginning in October 2011. The Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

As of December 31, 2009, in addition to its 1% general partnership interest, the General Partner also had invested $874,000 for a 1.6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund II, LLC. All intercompany accounts and transactions have been eliminated in consolidation

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $235,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2009, the Fund had deposits at three banks totaling $20.4 million of which $20.1 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

As of December 31, 2009 and 2008, 13% of the Fund’s leases and loans were located in California.

Investments in Leases and Loans

The Fund’s investments in leases and loans consist of direct financing leases, operating leases and loans.

Direct Financing Leases. Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value over the cost of the related equipment.

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Investments in Leases and Loans – (Continued)

net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2009, 2008 and 2007.

Loans. For term loans, the investment in loans consists of the sum of the total future minimum loan payments receivable less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum contracted loan payments over the cost of the related equipment. For all other loans, interest income is recorded at the stated rate on the accrual basis to the extent that such amounts are expected to be collected.

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote.

The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2009 and 2008, the Fund had $15.0 million and $15.2 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

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

The Fund may sell leases to third parties. Leases are accounted for as sold when control of the lease is surrendered. Control over the leases are deemed surrendered when (1) the leases have been isolated from the Fund, (2) the buyer has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the leases and (3) the Fund does not maintain effective control over the leases through either (a) an agreement that entitles and obligates the Fund to repurchase or redeem the leases before maturity, or (b) the ability to unilaterally cause the buyer to return specific leases. In connection with these sales, the Fund’s General Partner, the servicer of the leases prior to the sale, may continue to service the leases for the third party in exchange for “adequate compensation” as defined under U.S. GAAP. The Fund accrues liabilities for obligations associated with leases and loans sold which the Fund may be required to repurchase due to breaches of representations and warranties and early payment defaults. The Fund periodically evaluates the estimates used in calculating expected losses and adjustments are reported in earnings. To obtain fair values, the Fund generally estimates fair value based on the present value of future cash flows estimated using management’s best estimates of key assumptions,

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Transfers of Financial Assets – (Continued)

including credit losses and discount rates commensurate with the risks involved. As these estimates are influenced by factors outside the Fund’s control and as uncertainty is inherent in these estimates, actual amounts charged off could differ from amounts recorded. The provision for repurchases is recorded as a component of gain on sales of leases and loans.

Derivative Instruments

The Fund’s policies permit it to enter into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements or other identified risks. The Fund has designed these transactions as cash flow hedges. The contracts or hedge instruments are evaluated at inception and at subsequent balance sheet dates to determine if they continue to qualify for hedge accounting. The Fund recognizes all derivatives on the consolidated balance sheet at fair value. The Fund records changes in the estimated fair value of the derivative in other comprehensive income (loss) to the extent that it is effective. Any ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

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

Subsequent Events

The Fund has evaluated subsequent events and determined that except for “AMENDMENT No. 14 TO SECURED LOAN AGREEMENT” between the General Partner and West LB dated February 25, 2010 as discussed in Note 6, that there have not been any events that have occurred that would require adjustments to or disclosure in the audited consolidated financial statements.

Allocation of Partnership Income, Loss and Cash Distributions

Cash distributions, if any, are made monthly as follows: 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their unpaid cumulative return (8%) of their adjusted capital contribution.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Allocation of Partnership Income, Loss and Cash Distributions – (Continued)

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

Recent Accounting Standards

In June 2009, the FASB identified the FASB Accounting Standards Codification, or ASC, as the authoritative source of U.S. GAAP other than guidance put forth by the U.S. Securities and Exchange Commission. All other accounting literature not included in the ASC will be considered non-authoritative. The Fund adopted this standard during the quarter ended September 30, 2009 and revised its disclosures accordingly for references to U.S. GAAP.

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following accounting standards which are not yet effective for the Fund as of December 31, 2009:

Transfers of Financial Assets and Interests in VIEs In December 2009, the FASB issued new guidance for improving financial reporting for enterprises involved with VIEs regarding power to direct the activities of a VIE as well as obligations to absorb the losses. This guidance is effective for interim and annual periods beginning after November 15, 2009. The Fund has evaluated the potential impact of adopting this statement and does not believe it will have an impact on its consolidated financial statements.

Fair Value of Liabilities. In August 2009, the FASB clarified techniques for valuing a liability in circumstances where a quoted price for an identical liability is not available. The provisions of this guidance are effective for the Fund beginning January 1, 2010.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards – (Continued)

Consolidations. In June 2009, the FASB issued guidance which requires a qualitative approach to identifying a controlling financial interest in an entity, and an ongoing assessment of whether an entity is a variable interest entity, or VIE, and whether an interest in a VIE makes the holder the primary beneficiary of the VIE and, thus, is required to consolidate the VIE in its financial statements. This guidance is effective for the Fund beginning January 1, 2010. The Fund has evaluated the potential impact of adopting this statement and does not believe it will have an impact on its consolidated financial statements.

Newly Adopted Accounting Principles – The Fund adopted the following accounting standards during year ended December 31, 2009:

Disclosures about Derivative Instruments and Hedging Activities. On January 1, 2009, the Fund adopted amended guidance issued by the FASB relating to disclosures about derivative instruments and hedging activities. This amended guidance requires enhanced disclosures for derivative instruments, including those used in hedging activities, which the Fund has included in Note 8. The adoption of the amended guidance had no impact on the Fund’s consolidated financial position or results of operations.

Subsequent Events. In April 2009, the FASB issued guidance relating to subsequent events and established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Fund adopted this guidance during the quarter ended June 30, 2009.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash paid for:
Interest	$12,314	$17,079	$17,874

Non-cash activities:
Borrowings under 2007-1 Term Securitization	$—	$—	$(267,237)

Repayment of Merrill Lynch and WestLB line of credit	$—	$—	$267,237

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2009	2008
Direct financing leases(a)	$131,020	$212,536
Loans (b)	35,152	52,461
Operating leases	4,223	6,766

	170,395	271,763
Allowance for credit losses	(11,380)	(5,770)

	$159,015	$265,993

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.

(b)	The interest rates on loans generally range from 7% to 13%.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 4 – INVESTMENT IN LEASES AND LOANS – (Continued)

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2009		2008
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$145,109	$41,426	$238,338	$63,272
Unearned income	(16,900)	(6,116)	(29,722)	(10,206)
Residuals, net of unearned residual income(a)	4,289	—	6,105	—
Security deposits(b)	(1,478)	(158)	(2,185)	(605)

	$131,020	$35,152	$212,536	$52,461

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

(b)	Included in security deposits are security deposits on leases as well as amounts held back from customers.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2009	2008
Equipment	$12,061	$15,683
Accumulated depreciation	(7,738)	(8,832)
Security deposits	(100)	(85)

	$4,223	$6,766

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Year Ended December 31,
	2009	2008	2007
Allowance for credit losses, beginning of year	$5,770	$1,960	$1,121
Provision for credit losses	17,941	11,128	5,847
Charge-offs	(13,230)	(8,435)	(6,108)
Recoveries	899	1,117	1,100

Allowance for credit losses, end of year	$11,380	$5,770	$1,960

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 4 – INVESTMENT IN LEASES AND LOANS – (Continued)

At December 31, 2009, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Total
2010	$69,335	$15,617	$1,763	$86,715
2011	42,222	11,525	753	54,500
2012	21,403	7,942	96	29,441
2013	8,479	3,887	12	12,378
2014	3,244	1,510	10	4,764
Thereafter	426	945	—	1,371

	$145,109	$41,426	$2,634	$189,169

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 5 – SALES OF LEASES AND LOANS

During the year ended December 31, 2008, the Fund sold leases and loans to third parties. For the year ended December 31, 2008, the Fund received total net proceeds of $35.5 million on sales of leases and loans and recorded gains totaling $561,000 which is included in gains on sales of equipment and lease dispositions, net, on the consolidated statements of operations.

In connection with one sale completed during the year ended December 31, 2008, the Fund agreed to repurchase delinquent leases, subject to a cap, as defined in the sale agreement (the “Repurchase Liability”). The maximum amount of delinquent leases that the Fund would have to buy under the Repurchase Liability is $2.3 million based on total proceeds received of $30.5 million. With the exception of the Repurchase Liability, the third parties have limited recourse to the Fund for failure of the debtors to pay when due. As of December 31, 2008, the Fund had purchased $601,000 under the Repurchase Liability obligation. The Fund’s remaining purchase obligation under the Repurchase Liability as of December 31, 2009 is $39,000.

The Fund is exposed to potential future loss under the Repurchase Liability to the extent leases it repurchases become uncollectible. The Fund estimated this potential loss using the following key assumptions: weighted average life of the portfolio, expected rate of delinquent leases subject to repurchase and the discount rate. The cash flows were estimated based on management’s estimate of the loss curve based on historical experience with other portfolios it manages. Based on these assumptions, the fair value of the loss under the Repurchase Liability was estimated at $348,000, which was recorded as a liability.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2009 and 2008, deferred financing costs include $2.5 million and $3.0 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2009 and 2008 was $2.4 million, and $977,000, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31 is as follows (in thousands):

2010	$1,093
2011	722
2012	501
2013	201
2014	—

$2,517

NOTE 7 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			December 31, 2009
	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available (1)	Interest rate per annum per agreement	Interest rate per annum adjusted for swaps (2)	December 31, 2008 Outstanding Balance
Term Securitization – Class A-2	Term	January 2010	$—	$—	$—	One month LIBOR + 0.12%	—	$8,671
Term Securitization – Class A-3	Term	July 2012	49,670	49,670	—	One month LIBOR +0.20%	5.6%	101,320
Term Securitization – Class B	Term	March 2015	14,530	14,530	—	6.7%	6.7%	14,530
WestLB	Revolving	(3)	125,000	87,781	37,219	(3)	5.7%	130,223

			$189,200	$151,981	$37,219			$254,744

(1)	Availability under this credit facility is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral and compliance with the borrowing base formula.

(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.

(3)	In June 2005, we obtained a $75.0 million credit facility with WestLB AG, New York Branch, (WestLB), which was increased to $150 million in June 2006. In June 2009, we reduced the facility amount to $125 million. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the existing borrowings is calculated at LIBOR plus 0.95% per annum. Borrowings under this facility after February 25, 2010 would be at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from September 2011 to August 2015. As of December 31, 2009, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. The credit facility terminates on June 30, 2010. If this facility is not extended, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral; however, there would be no additional borrowings under the facility. Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2009, $96.3 million of leases and loans and $5.8 million of restricted cash were pledged as collateral under this facility.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 7 – BANK DEBT – (Continued)

The Fund is subject to certain financial covenants related to its debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure its equity adjusted for intangibles and amounts due to the Funds’ General Partner. The maximum leverage covenants restrict the amount the Fund can borrow based on a ratio of its total debt compared to its net worth. The portfolio performance covenants generally provide that the Fund would be in default if a specified percentage of its portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, the Funds’ debt facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service its portfolio. These entities include the Funds’ General Partner and certain other affiliates involved in the sourcing and servicing of its portfolio. These covenants are similar in nature to the Funds’ covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the Funds’ General Partner’s managed entities. As of December 31, 2009, the Fund, and its applicable affiliated entities, are in compliance with all such covenants under its various debt agreements.

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended December 31 and thereafter, are as follows (in thousands):

2010	$66,375
2011	44,104
2012	25,219
2013	11,495
2014	4,339
Thereafter	449

$151,981

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 8 – DERIVATIVE INSTRUMENTS

The majority of the Fund’s assets and liabilities are financial contracts with fixed and variable rates. Any mismatch between the repricing and maturity characteristics of the Fund’s assets and liabilities exposes it to interest rate risk when interest rates fluctuate. For example, the Fund’s assets are structured on a fixed-rate basis, but since funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to a certain degree of risk if interest rates rise which in turn will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2009, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $5.7 million. As of December 31, 2009, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2009, it could have been required to settle its obligations under the agreements at their termination value of $5.7 million.

Before entering into a derivative transaction for hedging purposes, the Fund determines whether a high degree of initial effectiveness exists between the change in the value of the hedged forecasted transactions and the change in the value of the derivative from a movement in interest rates. High effectiveness means that the change in the value of the derivative is expected to provide a high degree of offset against changes in the value of the hedged forecasted transactions caused by changes in interest rate risk. The Fund measures the effectiveness of each cash flow hedge throughout the hedge period. Any hedge ineffectiveness on cash flow hedging relationships, as defined by U.S. GAAP, is recognized in the consolidated statements of operations.

There can be no assurance that the Fund’s hedging strategies or techniques will be effective, that profitability will not be adversely affected during any period of change in interest rates or that the costs of hedging will not exceed the benefits.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 8 – DERIVATIVE INSTRUMENTS – (Continued)

At December 31, 2009, the Fund has 21 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2009 and on the consolidated statement of operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$134,755	Derivative liabilities at fair value	$(5,689)

Derivatives not designated as hedging instruments	104,254	Derivative liabilities at fair value	$308

	Amount of Gain or Loss Recognized in OCI on Derivatives (Effective Portion)			Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Year Ended December 31,				Year Ended December 31,
	2009	2008	2007		2009	2008	2007
Interest rate products	$2,959	$11,482	$7,024	Interest expense	$(8,637)	$(5,998)	$(607)

The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization. The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund is amortizing the gain to interest expense over the remaining term of the terminated swap agreements. For the years ended December 31, 2009, 2008 and 2007 $382,000, $382,000 and $223,000, respectively, was recognized into interest expense. As of December 31, 2009, the unamortized balance of $1.3 million is included in accumulated other comprehensive loss.

For the years ended December 31, 2009 and 2008, the Fund recognzied no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with the rates as of December 31, 2009, $4.2 million of the $5.7 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

It is not practicable for the Fund to estimate the fair value of the Fund’s leases and loans. They are comprised of a large number of transactions with commercial customers in different businesses, and may be secured by liens on various types of equipment and may be guaranteed by third parties and cross-collateralized. Any difference between the carrying value and fair value of each transaction would be affected by a potential buyer’s assessment of the transaction’s credit quality, collateral value, guarantees, payment history, yield, term, documents and other legal matters, and other subjective considerations. Value received in a fair market sale of a transaction would be based on the terms of the sale, the Fund’s and the buyer’s views of economic and industry conditions, the Fund’s and the buyer’s tax considerations, and other factors.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 9 – FAIR VALUE MEASUREMENT

•

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

Assets and (liabilities) measured at fair value on a recurring basis included the following (in thousands):

Liabilities:	Fair Value Measurements Using			Liabilities At Fair Value
	Level 1	Level 2	Level 3
Interest rate swaps at December 31, 2009	$—	$(5,381)	$—	$(5,381)
Interest rate swaps at December 31, 2008	—	(11,734)	—	(11,734)

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements – (Continued)

December 31, 2009

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31
	2009	2008	2007
Acquisition fees	$123	$1,866	$2,587
Management fees	2,921	3,844	3,680
Administrative expenses	2,491	2,626	1,501

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

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Due to Affiliates. Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures,

ITEM 9A – CONTROLS AND PROCEDURES – (Continued)

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2009, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	57	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	50	President, Chief Operating Officer and Director
Jonathan Z. Cohen	39	Director
Alan D. Schreiber, M.D.	68	Director
Linda Richardson	62	Director
Jeffrey F. Brotman	46	Director
Robert K. Moskovitz	53	Chief Financial Officer
David H. English	59	Executive Vice President and Chief Investment Officer
Daniel G. Courtney	47	Executive Vice President – Investment Programs
Robert Hunter	45	Executive Vice President and Chief Marketing Officer

Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.

Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006. Mr. Herman has served as a Director of LEAF Funding since January 2004. He was a Senior Vice President of LEAF Funding from 2004 until 2009 and an Executive Vice President from 2009 until the present. Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC since its formation in 1999, Vice Chairman and a Director of Atlas America, Inc. since its formation in 2000, Vice Chairman of Atlas Pipeline Holdings GP, LLC since its formation in 2006 and Vice Chairman of Atlas Energy Resources, LLC (a publicly-traded energy company) since its formation in 2006.

Alan D. Schreiber, M.D. has been a Director of LEAF Financial since April 2003. Dr. Schreiber has been a Professor of Medicine since 1984 and the Assistant Dean for Research since 1994, at the University of Pennsylvania School of Medicine. In addition, Dr. Schreiber has been Scientific Founder and Chairman of the Scientific Advisory Board of InKine Pharmaceutical Co. Inc. for five years. Before that, he had been Scientific Founder and Chief Scientific Officer at CorBec Pharmaceutical Co., Inc. for four years, and Founder and Scientific Chairman of ZaBeCor Pharmaceutical Co., LLC for one year. Dr. Schreiber was also a member of the Resource America, Inc. Board of Directors from December 1994 to April 2003.

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

The board of directors of our General Partner has not adopted specific minimum qualifications for service on the board, but rather seeks a mixture of skills that are relevant to our business. The following presents a brief summary of the attributes of each director that led to the conclusion that such person should serve as a director:

Mr. DeMent has lengthy and extensive experience in the equipment leasing and finance industry.

Mr. Herman has lengthy and extensive experience in the equipment leasing and finance industry.

Mr. Cohen has extensive financial and operational experience, including as the chief executive officer of our general partner’s publicly traded parent company.

Dr. Schreiber has significant experience as the founder of several companies similar to the types of entities to whom we market our equipment leasing business.

Ms. Richardson has lengthy and extensive business and operational experience as the founder and chief executive officer of a company.

Mr. Brotman has significant experience in finance, as an attorney, and as the chief executive officer of a public company.

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009, and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004. He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz is a Certified Public Accountant and holds a B.S. degree in Business Administration from Drexel University.

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

Daniel G. Courtney has been Executive Vice President – Investment Programs of LEAF Financial and LEAF Asset Management since January 2008. Mr. Courtney was Senior Vice President - Investment Programs of LEAF Asset Management since it was formed in August 2006 until January 2008 and served as Senior Vice President – Investment Programs of LEAF Financial since October 2005 until January 2008. Mr. Courtney also is registered with Chadwick Securities, an affiliate of our general partner. Mr. Courtney was Senior Vice President with ATEL Capital Group, a San Francisco-based sponsor of leasing limited partnerships from October 2003 to October 2005. From 1984 to 2003, Mr. Courtney served in sales and marketing management roles for various financial services firms and fund sponsors of real estate and equipment leasing programs. Mr. Courtney is a General Securities Principal, holds various FINRA securities licenses and received a B.S. degree in Business Administration from Southeast Missouri State University. Mr. Courtney is a member of the Investment Program Association (IPA) and serves as Chairman of the education committee. He is also a member of the Association of Investment Management Sales Executives (AIMSE) and has completed its Investment Management program at The Wharton School at the University of Pennsylvania.

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

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer and principal financial officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 15th Floor, Philadelphia, Pennsylvania 19103.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 1,399 limited partners as of December 31, 2009.

(b)	In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2009, our General Partner owned 9,399 of our limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate for the conduct of our business. The following is a summary of fees and costs of services charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31
	2009	2008	2007
Acquisition fees	$123	$1,866	$2,587
Management fees	2,921	3,844	3,680
Administrative expenses	2,491	2,626	1,501

Acquisition Fees. Our General Partner is paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price we pay for the equipment or portfolio of equipment subject to existing equipment financing.

Administrative Expenses. Our General Partner and its affiliates are reimbursed by us for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Management Fees. Our General Partner is paid a subordinated annual asset management fee equal to 4% or 2% of gross rental payments for operating leases or full payout leases, respectively, or a competitive fee, whichever is less. During the reinvestment period, management fees are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8% on their capital contributions, as adjusted by distributions deemed to be a return of capital.

Distributions. Our General Partner owns a 1% general partner interest and a 1.6% limited partner interest in us. The General Partner was paid cash distributions of $28,000 and $45,000, respectively, for its general partner and limited partner interests in us in 2009.

Additionally, our General Partner is entitled to the following fees (if applicable):

•

a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. During the reinvestment period, these commissions are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8%, compounded daily, on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2009 and 2008; and

•

a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2009 or 2008.

During our offering period, the General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of one-half of 1% of offering proceeds. There were no organization and offering expenses reimbursed to our General Partner for the years ended December 31, 2009 or 2008.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $151,000 and $151,454 in the years ending December 31, 2009 and 2008, respectively.

Audit-Related Fees. We did not incur fees in 2009 for other services not included above.

Tax Fees. We did not incur fees in 2009 for other services not included above.

All Other Fees. We did not incur fees in 2009 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The financial statements required by this Item are set forth in Item 8 – “Financial Statements and Supplementary Data.”

2.	Financial Statement Schedules

No schedules are required to be presented in this report under Regulation S-X promulgated by the SEC.

3.	Exhibits

Exhibit No.	Description

3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)

3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P.(2)

3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (4)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination & Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund II, L.P. and LEAF Funding, Inc. dated April 15, 2005 (3)

10.2	Secured Loan Agreement dated as of June 1, 2005 with LEAF Fund II, LLC as Borrower, LEAF Funding, Inc. as Originator, Lease Equity Appreciation Fund II, L.P. as Seller, LEAF Financial Corporation as Servicer, U.S. Bank National Association, as Collateral Agent and Securities Intermediary and WestLB AG, New York Branch as Lender (3)

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)

10.4	Second Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)

10.5	Third Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)

10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)

10.7	Sixth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (9)

10.8	Indenture among LEAF II Receivables Funding, LLC as issuer, and U.S. Bank National Association as trustee and custodian (9)

10.9	Seventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)

10.10	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)

10.11	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)

10.12	Tenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)

10.13	Eleventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)

10.14	Twelfth Amendment to WestLB AG, New York Branch, Secured Loan Agreement

10.15	Thirteenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement

10.16	Fourteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.

(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

(3)	Filed previously as an exhibit to our Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.

(4)	Filed previously on December 27, 2005 as Appendix A Post-Effective Amendment No. 1 to our Registration Statement and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.

(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.

(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.

(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.

(9)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.

(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.

(11)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation

March 31, 2010	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent CRIT S. DEMENT	Chairman of the Board and Chief Executive Officer of the General Partner (Principal Executive Officer)	March 31, 2010

/s/ Miles Herman MILES HERMAN	President, Chief Operating Officer and Director of the General Partner	March 31, 2010

/s/ Robert K. Moskovitz ROBERT K. MOSKOVITZ	Chief Financial Officer (Principal Accounting and Financial Officer)	March 31, 2010

/s/ Jonathan Z. Cohen JONATHAN Z. COHEN	Director of the General Partner	March 31, 2010

/s/ Alan D. Schreiber, M.D. ALAN D. SCHREIBER, M.D.	Director of the General Partner	March 31, 2010

/s/ Linda Richardson LINDA RICHARDSON	Director of the General Partner	March 31, 2010

/s/ Jeffrey F. Brotman JEFFREY F. BROTMAN	Director of the General Partner	March 31, 2010