Form 10-Q
period 2010-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2010-05-21
CIK 1294154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

There is no public market for the Registrant’s securities.

DOCUMENTS INCORPORATED BY REFERENCE

None

LEASE EQUITY APPRECIATION FUND II, L.P.

INDEX TO ANNUAL REPORT

ON FORM 10-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LEAF EQUIPMENT LEASING INCOME FUND II, L.P. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash	$45	$10
Restricted cash	20,165	20,378
Accounts receivable	70	77
Investment in leases and loans, net	144,106	159,015
Deferred financing costs, net	2,221	2,517
Other assets	393	601

Total assets	$167,000	$182,598

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Bank debt	$137,883	$151,981
Note payable - related party	8,038	—
Accounts payable and accrued expenses	633	488
Other liabilities	474	830
Derivative liabilities at fair value	4,528	5,381
Due to affiliates	16,432	21,464

Total liabilities	167,988	180,144

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(487)	(443)
Limited partners	3,036	7,318
Accumulated other comprehensive loss	(3,537)	(4,421)

Total partners’ (deficit) capital	(988)	2,454

Total liabilities and partners' capital	$167,000	$182,598

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Interest on equipment financings	$3,076	$5,336
Rental income	517	800
Losses on sales of equipment and lease dispositions, net	(700)	(164)
Other	422	438

	3,315	6,410

Expenses:
Interest expense	2,714	3,675
Interest expense- related party	38	—
Depreciation on operating leases	402	700
Provision for credit losses	2,459	2,872
General and administrative expenses	608	838
Administrative expenses reimbursed to affiliate	490	693
Management fees to affiliate	562	798

	7,273	9,576

Net loss	$(3,958)	$(3,166)

Net loss allocated to limited partners	$(3,918)	$(3,134)

Weighted average number of limited partner units outstanding during the period	592,808	593,394

Net loss per weighted average limited partner unit	$(6.61)	$(5.28)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND II, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital

(In thousands, except unit data)

(Unaudited)

				Accumulated Other Comprehensive Income (Loss)
	General Partner Amount				Total Partners’ Capital
		Limited Partners				Comprehensive Income (Loss)
		Units	Amount
Balance, January 1, 2010	$(443)	592,810	$7,318	$(4,421)	$2,454
Cash distributions	(4)	—	(364)	—	(368)
Net loss	(40)	—	(3,918)	—	(3,958)	$(3,958)
Unrealized gains on financial derivatives	—	—	—	979	979	979
Amortization of gain on financial derivative	—	—	—	(95)	(95)	(95)

Balance, March 31, 2010	$(487)	592,810	$3,036	$(3,537)	$(988)	$(3,074)

The accompanying notes are an integral part of these consolidated financial statements.

LEAF EQUIPMENT LEASING INCOME FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,958)	$(3,166)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses on sales of equipment and lease dispositions, net	700	164
Depreciation on operating leases	402	700
Provision for credit losses	2,459	2,872
Amortization of deferred financing costs	576	170
Amortization of gain on financial derivative	(95)	(96)
Changes in operating assets and liabilities
Accounts receivable	7	26
Other assets	334	56
Accounts payable and accrued expenses and other liabilities	(173)	198
Due to affiliates, net	(5,032)	3,133

Net cash (used in ) provided by operating activities	(4,780)	4,057

Cash flows from investing activities:
Purchases of leases and loans	(7,690)	(6,986)
Proceeds from leases and loans	19,084	25,207
Security deposits collected, net of returns	(46)	(85)

Net cash provided by investing activities	11,348	18,136

Cash flows from financing activities:
Borrowings of bank debt	6,735	6,656
Repayment of bank debt	(20,833)	(30,341)
Borrowings- note payable- related party	8,000	—
Decrease in restricted cash	213	3,674
Increase in deferred financing costs	(280)	(751)
Cash distributions to partners	(368)	(1,182)
Redemption of limited partner units	—	(52)

Net cash used in financing activities	(6,533)	(21,996)

Increase in cash	35	197
Cash, beginning of year	10	149

Cash, end of period	$45	$346

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

March 31, 2010

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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and secured loans during the maturity period, the Fund is expected to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its maturity period beginning in October 2011. The Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

As of March 31, 2010, in addition to its 1% general partnership interest, the General Partner also had invested $874,000 for a 1.6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiary, LEAF Fund II, LLC. All intercompany accounts and transactions have been eliminated in consolidation

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

Significant Accounting Policies

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2010, and 2009.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally fully reserved less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including:1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of March 31, 2010 and December 31, 2009, the Fund had $6.2 million and $15.0 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

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

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting standards during the quarter ended March 31, 2010:

Subsequent Events. In February 2010, the FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance.

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash paid for:
Interest	$2,145	$3,650

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Direct financing leases (a)	$108,199	$131,020
Loans (b)	36,482	35,152
Operating leases	3,625	4,223

	148,306	170,395
Allowance for credit losses	(4,200)	(11,380)

	$144,106	$159,015

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$119,071	$42,573	$145,109	$41,426
Unearned income	(13,691)	(5,939)	(16,900)	(6,116)
Residuals, net of unearned residual income (a)	4,149	—	4,289	—
Security deposits (b)	(1,330)	(152)	(1,478)	(158)

	$108,199	$36,482	$131,020	$35,152

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.
(b)	Included in security deposits are amounts held for maintenance of leased equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31, 2010	December 31, 2009
Equipment	$10,661	$12,061
Accumulated depreciation	(7,017)	(7,738)
Security deposits	(19)	(100)

	$3,625	$4,223

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2010	2009
Allowance for credit losses, beginning of period	$11,380	$5,770
Provision for credit losses	2,459	2,872
Charge-offs	(9,710)	(1,993)
Recoveries	71	81

Allowance for credit losses, end of period	$4,200	$6,730

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2010 and December 31, 2009, deferred financing costs include $ 2.2 million and $2.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of March 31, 2010 and December 31, 2009 was $ 3.0 million, and $2.4 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending March 31 is as follows (in thousands):

Deferred Financing Costs

2011	$969
2012	581
2013	441
2014	230

$2,221

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			March 31, 2010
	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available	Interest rate per annum per agreement	Interest rate per annum adjusted for Swap(2)	December 31, 2009 Outstanding Balance
WestLB, AG (1)	Revolving	June 2010	$125,000	$83,923	$41,077	(3)	5.8%	$87,781
Term Securitization - Class A-3 (4)	Term	July 2012	39,431	39,431	—	One month LIBOR + 0.20%	5.6%	49,671
Term Securitization - Class B (4)	Term	March 2015	14,529	14,529	—	6.7%	6.7%	14,529

			$178,960	$137,883	$41,077			$151,981

(1)	Availability under this credit facility is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.
(3)	This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 are calculated at LIBOR plus 1.20% per annum. Borrowings under this facility after March 2009 are a rate of London Interbank Offered Rate (“LIBOR”) plus 2.50% per annum. To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements, which terminate on various dates ranging from September 2011 to August 2015. As of March 31, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.8%. The credit facility terminates on June 30, 2010. If this facility is not extended, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral; however, there would be no additional borrowings under the facility. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2010, $91.2 million of leases and loans and $5.5 million of restricted cash were pledged as collateral under this facility.
(4)	As of March 31, 2010, $55.9 million of leases and loans and $ 13.9 million of restricted cash were pledged as collateral under this facility

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

As of March 31, 2010, the Fund was in compliance with all the covenants under its debt facilities. However, the Fund’s affiliate responsible for servicing the Fund’s portfolio incurred a breach of the minimum net worth covenant under the terms of the WestLB credit facility.

The Fund has requested waiver from WestLB with respect to this breach. Due to this breach, WestLB has various remedies under their loan agreement such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although the Fund expects to obtain a waiver or to amend the covenant in the loan agreement with WestLB, there can be no assurance that such waiver or amendment will be executed. If waiver or amendment is not obtained, it is likely that the Fund’s affiliate would not be in compliance with the same covenant at June 30, 2010. In addition, this breach could create defaults under the Fund’s other debt facilities and those lenders have remedies similar to that of WestLB.

Debt repayments

Annual principal payments on the Fund’s aggregate borrowings over the next five years ended March 31 and thereafter, are as follows (in thousands):

2011	$63,797
2012	40,217
2013	22,292
2014	7,548
2015	3,572
Thereafter	457

$137,883

NOTE 7 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporates the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of March 31, 2010, the fair value of derivatives in a net liability position, which excludes any adjustment for nonperformance risk, related to these agreements was $4.7 million. As of March 31, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $4.7 million.

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

At March 31, 2010, the Fund has 23 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2010 and on the consolidated statement of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments

Interest rate swap contracts	$115,512	Derivative liabilities at fair value	$(4,710)

Derivatives not designated as hedging instruments	$82,276	Derivative liabilities at fair value	$182

			$4,528

	Amount of Gain Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Three Months Ended			Three Months Ended
	March 31,			March 31,
	2010	2009		2010	2009

Derivatives designated as cash flow hedging relationships

Interest rate products	$552	$844	Interest expense	$(1,435)	$(2,590)

The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization. The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund is amortizing the gain to interest expense over the remaining term of the terminated swap agreements. For the three months ended March 31, 2010 and 2009 $ 95,000 and $96,000, respectively, was recognized into interest expense. As of December 31, 2009, the unamortized balance of $ 1.2 million is included in accumulated other comprehensive loss.

For the three months ended March 31, 2010 and 2009, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with the rates as of March 31, 2010, $3.6 million of the $4.7 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

NOTE 8 – FAIR VALUE MEASUREMENT

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Liabilities At Fair Value
Interest rate swaps at March 31, 2010	$—	$(4,528)	$—	$(4,528)
Interest rate swaps at December 31, 2009	—	(5,381)	—	(5,381)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2010	2009
Acquisition fees	$151	$123
Management fees	562	798
Administrative expenses	490	693

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

Note Payable- related party. The Fund borrowed $8.0 million from Resource Capital Corporation (“RCC”). RCC is an affiliate of the Fund through common management with RAI. The note bears interest at 12% per annum. Principal is payable monthly at one-sixtieth of one percent and interest payable quarterly. Any unpaid principal is due on March 3, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Commitment”). The Fund’s initial maximum Repurchase Commitment was $2.3 million and the Repurchase Commitment at March 31, 2010 and 2009 was $0 and $725,000, respectively. As of March 31, 2010 and 2009, the Fund has recorded a liability of $77,000 and $461,000, respectively, to reflect the estimate of losses it expects to incur on lease and loan repurchases under this arrangement. This liability is included in “Other Liabilities” on the Consolidated Balance Sheets.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) Our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund II, L.P. and Subsidiary.

General

We are a Delaware limited partnership formed on March 30, 2004 by our General Partner, LEAF Financial Corporation (our “General Partner”), which manages us. Our General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through our offering termination date of October 13, 2006, we raised $60 million by selling 600,000 of our limited partner units. We commenced operations in April 2005.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the maturity period, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We expect to enter our maturity period beginning in October 2011. We will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

Overview

We continued to be impacted by market uncertainties in the first quarter of 2010. As further discussed in the “Finance Receivables and Asset Quality” section below, the current economic recession in the United States has adversely affected our operations, resulting in higher delinquencies in our portfolio of leases and loans, which may continue until the economy recovers. Additionally, as discussed in the “Liquidity and Capital Resources” section below, the on-going dislocation in the debt markets has also created challenges in maintaining our existing debt facility.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

Information about Lease Portfolio

	March 31, 2010	December 31, 2009
Investment in leases and loans, net	$144,106	$159,015

Number of contracts	17,700	18,000
Number of individual end users (a)	15,458	15,700
Average original equipment cost	$27	$27
Average initial term (in months)	58	57

States accounting for more than 10% of lease and loan portfolio:
California	13%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial equipment	27%	27%
Medical equipment	19%	18%
Office equipment	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Retail trade	13%	13%
Manufacturing	12%	12%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2010 and December 31, 2009, our outstanding debt was $137.9 million and $152.0 million, respectively.

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

Portfolio Performance

	As of and for the Three Months Ended March 31,				As of and for the Year Ended December 31, 2009
			Change
	2010	2009	Amount	%
Investment in leases and loans before allowance for credit losses	$148,306	$250,851	$(102,545)	(41)%	$170,395
Less: allowance for credit losses	4,200	6,730	(2,530)	(38)%	11,380
Investment in leases and loans, net	$144,106	$244,121	$(100,015)	(41)%	$159,015
Weighted average investment in direct financing leases and loans before allowance for credit losses	$157,346	$255,084	$(97,738)	(38)%	$218,902
Non-performing assets	6,156	18,990	(12,834)	(68)%	14,994
Charge-offs, net of recoveries	9,639	1,912	7,727	404%	12,331
As a percentage of finance receivables:
Allowance for credit losses	2.83%	2.68%			6.68%
Non-performing assets	4.15%	7.57%			8.80%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.13%	0.75%			5.63%

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the US economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary. In addition, our non-performing assets have increased due to the increase in customers who are more than 90 days delinquent at March 31, 2010 as compared to March 31, 2009.

Our net charge-offs increased in three months ended March 31, 2010 compared to 2009 due to the aging of our portfolio of leases and loans as well as the current economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.”

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$3,076	$5,336	$(2,260)	(42)%
Rental income	517	800	(283)	(35)%
Losses on sales of equipment and lease dispositions, net	(700)	(164)	(536)	327%
Other	422	438	(16)	(4)%

	3,315	6,410	(3,095)	(48)%

Expenses:
Interest expense	2,714	3,675	(961)	(26)%
Interest expense- related party	38	—	38
Depreciation on operating leases	402	700	(298)	(43)%
Provision for credit losses	2,459	2,872	(413)	(14)%
General and administrative expenses	608	838	(230)	(27)%
Administrative expenses reimbursed to affiliate	490	693	(203)	(29)%
Management fees to affiliate	562	798	(236)	(30)%

	7,273	9,576	(2,303)	(24)%

Net loss	$(3,958)	$(3,166)	$(792)	25%

Net loss allocated to limited partners	$(3,918)	$(3,134)	$(784)	25%

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt in the first quarter of 2010 as compared to the first quarter of 2009.

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $157.4 million for the three months ended March 31, 2010 as compared to $255.1 million for the three months ended March 31, 2009, a decrease of $ 97.7 million (38.3%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2010 period compared to the 2009 period.

•	an increase in losses on sales of equipment. Gains or losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense primarily due to a decrease in debt outstanding and a decrease, in the effective interest rate. Borrowings as of March 31, 2010 and 2009 were $ 137.9 million and $231.1 million, respectively, at an effective interest rate of 7.6% and 6.0%, respectively.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•

a decrease in the provision for credit losses. The decrease is encouraging but the economic impact of the recession in the United States continues to negatively impact our customers’ ability to make timely payments on their lease or loan.

•

a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has decreased to $4.2 million as of March 31, 2010 compared to $6.7 million as of March 31, 2009, which resulted in a decrease in non-performing assets as a percentage of finance receivables to 4.15% as of March 31, 2010 as compared to 7.57% as of March 31, 2010.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2010 and 2009 was $(6.61) and $(5.28), respectively, based on a weighted average number of limited partner units outstanding of 592,808 and 593,394, respectively.

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

The current financing environment continues to be very difficult. After extended negotiations lasting months, we renewed our debt agreement with West LB. In summary, we incurred significant upfront fees only to have our debt capacity reduced from a limit of $150 million to $125 million and the interest rate on new borrowings increased to LIBOR plus 2.50% per annum from LIBOR plus 0.95% per annum. We did get relief from certain portfolio performance covenants and the rate of interest on the existing debt did not change.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2010	2009
Net cash (used in ) provided by operating activities	$(4,780)	$4,057
Net cash provided by investing activities	11,348	18,136
Net cash used in financing activities	(6,533)	(21,996)

Increase in cash	$35	$197

During the three months ended March 31, 2010, cash increased by $ 35,000 which was primarily due to a net debt repayment of $2.7 million (net of purchases of, and proceeds from, leases and loans) and distributions to our partners of $368,000, partially offset by an increase in borrowings on note payable from related party of $ 8.0 million and a decrease in amounts due to affiliates of $5.0 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in the net debt repayment.

For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March of 2010. Ongoing distributions are dependent on us having sufficient cash and liquidity to make such distributions.

Partners’ distributions paid for the three months ended March 31, 2010, and 2009 were $368,000, and $1.2 million, respectively. Prior to August 1, 2009, distributions to limited partners were paid at a rate of 8% per annum of invested capital. Cumulative partner distributions paid from our inception to March 31, 2010 were approximately $15.7 million.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the prolonged economic recession we continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected and loan defaults resulting in poorer fund performance than projected.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of March 31, 2010 (in thousands):

	Type	Facility Amount	Amount Outstanding	Amount Available (2)	Amount of Collateral (3)
Series 2007-Term Securitization (1)	Term	$53,960	$53,960	$—	$69,717
WestLB	Revolving	125,000	83,923	41,077	96,692

		$178,960	$137,883	$41,077	$166,409

(1)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.
(2)	Availability under this credit facility is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	Recourse under these facilities is limited to the amount of collateral pledged.

This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the borrowings prior to March 2009 are calculated at LIBOR plus 1.20% per annum. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from September 2011 to August 2015. As of March 31, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. The credit facility terminates on June 30, 2010. If this facility is not extended, we would not be required to make full repayment at the time of renewal. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral; however, there would be no additional borrowings under the facility. Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2010, $91.2 million of leases and loans and $5.5 million of restricted cash were pledged as collateral under the facility.

In March 2010, we borrowed $8.0 million from Resource Capital Corporation (“RCC”), a related entity of ours through common management with RAI. The note bears interest at 12% per annum. Principal is payable monthly at one-sixtieth of one percent and interest payable quarterly. Any unpaid principal is due on March 3, 2011. These funds were used as part of our ongoing efforts to reduce debt owed to WestLB, to reduce the balance owed to our general partner and to purchase more leases and loans in an effort to improve our operating results.

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

As of March 31, 2010, we were in compliance with all the covenants under our debt facilities. However, our affiliate responsible for servicing our portfolio incurred a breach of the minimum net worth covenant.

We have requested waiver from WestLB with respect to this breach. Due to this breach, WestLB has various remedies under our loan agreement such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although we expect to obtain a waiver or to amend the covenant in our loan agreement with WestLB, there can be no assurance that such waiver or amendment will be executed. If waiver or amendment is not obtained, it is likely that the Fund’s affiliate would not be in compliance with the same covenant at June 30, 2010. In addition, this breach could create defaults under our other debt facilities and those lenders have remedies similar to that of WestLB.

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

Liquidity Summary

We use debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2010, our credit evaluation indicated a need for an allowance for credit losses of $4.2 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

Contractual Obligations and Commercial Commitments

The following table sets forth our obligations and commitments as of March 31, 2010 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Bank debt	$137,883	$63,797	$62,509	$11,120	$457

To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fix the interest rates. Not included in the above table are estimated interest payments calculated at rates in effect at March 31, 2010: less than 1 year: $6.2 million; 1-3 years $5.4 million; 4-5 years $1.7 million; and after 5 years $240,000. The fair value of the swap liability as of March 31, 2010 is $4.5 million.

Legal Proceedings

We are a party to various routine legal proceedings arising in the ordinary course of our business. Our General Partner believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At March 31, 2010, our outstanding debt totaled $137.9 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates at 5.8% and 5.6% for the WestLB and Series 2007-term securitization, debt facilities, respectively. At March 31, 2010, the notional amounts of the 21 interest rate swaps were $197.8 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.

The following sensitivity analysis table shows, at March 31, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(5,797)	$(4,528)	$(3,492)
Change in fair value	(1,269)	—	1,036
Change as a percent of fair value	(28)%	—	23%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (1)

3.2	Amended Certificate of Limited Partnership for Lease Equity Appreciation Fund II, L.P.(2)

3.3	Amended and Restated Agreement of Limited Partnership for Lease Equity Appreciation Fund II, L.P. (4)

4.1	Forms of letters sent to limited partners confirming their investment (1)

10.1	Origination & Servicing Agreement among LEAF Financial Corporation, Lease Equity Appreciation Fund II, L.P. and LEAF Funding, Inc. dated April 15, 2005 (3)

10.2	Secured Loan Agreement dated as of June 1, 2005 with LEAF Fund II, LLC as Borrower, LEAF Funding, Inc. as Originator, Lease Equity Appreciation Fund II, L.P. as Seller, LEAF Financial Corporation as Servicer, U.S. Bank National Association, as Collateral Agent and Securities Intermediary and WestLB AG, New York Branch as Lender (3)

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)

10.4	Second Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)

10.5	Third Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)

10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)

10.7	Sixth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (9)

10.8	Indenture among LEAF II Receivables Funding, LLC as issuer, and U.S. Bank National Association as trustee and custodian (9)

10.9	Seventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)

10.10	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)

10.11	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)

10.12	Tenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)

10.13	Eleventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)

10.14	Twelfth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)

10.15	Thirteenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)

10.16	Fourteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement (12)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.
(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.
(4)	Filed previously on December 27, 2005 as Appendix A Post-Effective Amendment No. 1 to our Registration Statement and by this reference incorporated herein.

(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and by this reference incorporated herein.
(12)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation

May 21, 2010	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

May 21, 2010	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer