Form 10-Q
period 2010-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2010-08-16
CIK 1294154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-116595

LEASE EQUITY APPRECIATION FUND II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-1056194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington ,Delaware 19801

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

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009

ASSETS
Cash	$48	$10
Restricted cash	17,854	20,378
Accounts receivable	68	77
Investment in leases and loans, net	124,183	159,015
Deferred financing costs, net	2,154	2,517
Other assets	292	601

Total assets	$144,599	$182,598

LIABILITIES AND PARTNERS’ CAPITAL (DEFICIT)
Liabilities:
Bank debt	$117,158	$151,981
Note payable - related party	8,241	—
Accounts payable and accrued expenses	761	488
Other liabilities	470	830
Derivative liabilities at fair value	3,735	5,381
Due to affiliates	16,289	21,464

Total liabilities	146,654	180,144

Commitments and contingencies

Partners’ Capital (Deficit):
General partner	(505)	(443)
Limited partners	1,159	7,318
Accumulated other comprehensive loss	(2,709)	(4,421)

Total partners’ capital (deficit)	(2,055)	2,454

Total liabilities and partners’ capital (deficit)	$144,599	$182,598

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Interest on equipment financings	$2,767	$4,853	$5,843	$10,189
Rental income	455	716	972	1,516
Losses on sales of equipment and lease dispositions, net	153	14	(547)	(150)
Other	817	423	1,239	861

	4,192	6,006	7,507	12,416

Expenses:
Interest expense	2,225	3,119	4,939	6,794
Interest expense - related party	243	—	281	—
Depreciation on operating leases	352	576	754	1,276
Provision for credit losses	1,951	1,535	4,410	4,407
General and administrative expenses	414	737	1,022	1,575
Administrative expenses reimbursed to affiliate	472	683	962	1,376
Management fees to affiliate	(777)	788	(215)	1,586

	4,880	7,438	12,153	17,014

Net loss	$(688)	$(1,432)	$(4,646)	$(4,598)

Net loss allocated to limited partners	$(681)	$(1,418)	$(4,600)	$(4,552)

Weighted average number of limited partner units outstanding during the period	592,809	593,050	592,809	593,221

Net loss per weighted average limited partner unit	$(1.15)	$(2.39)	$(7.76)	$(7.67)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital (Deficit)

(In thousands, except unit data)

(Unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’ Capital (Deficit)	Comprehensive Income (Loss)
	Amount	Units	Amount	Income (Loss)
Balance, January 1, 2010	$(443)	592,809	$7,318	$(4,421)	$2,454
Cash distributions	(16)	—	(1,559)	—	(1,575)
Net loss	(46)	—	(4,600)	—	(4,646)	$(4,646)
Unrealized gain on hedging derivatives	—	—	—	1,903	1,903	1,903
Amortization of gain on financial derivative	—	—	—	(191)	(191)	(191)

Balance, June 30, 2010	$(505)	592,809	$1,159	$(2,709)	$(2,055)	$(2,934)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,646)	(4,598)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gains on sales of equipment and lease dispositions, net	547	150
Depreciation on operating leases	754	1,276
Provision for credit losses	4,410	4,407
Amortization of deferred financing costs	868	612
Amortization of gain on derivative	(191)	(191)
Changes in operating assets and liabilities:
Accounts receivable	9	(11)
Other assets	566	(402)
Accounts payable and accrued expenses and other liabilities	154	(125)
Due to affiliates	(5,175)	6,004

Net cash (used in) provided by operating activities	(2,704)	7,122

Cash flows from investing activities:
Purchases of leases and loans	(7,777)	(6,566)
Proceeds from leases and loans	37,236	48,988
Security deposits collected, net of returns	(338)	(163)

Net cash provided by investing activities	29,121	42,259

Cash flows from financing activities:
Borrowings of bank debt	6,735	6,656
Repayment of bank debt	(41,558)	(58,556)
Borrowings - note payable - related party	8,000	—
Decrease in restricted cash	2,524	5,605
Increase in deferred financing costs	(505)	(751)
Redemption of limited partner units	—	(77)
Cash distributions to partners	(1,575)	(2,390)

Net cash used in financing activities	(26,379)	(49,513)

Increase (decrease) in cash	38	(132)
Cash, beginning of period	10	149

Cash, end of period	$48	$17

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

June 30, 2010

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

As of June 30, 2010, in addition to its 1% general partnership interest, the General Partner also had invested $0.9 million for a 1.6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC. All intercompany accounts and transactions have been eliminated in consolidation

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 2, 2010.

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and six months ended June 30, 2010, and 2009.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, it is generally written- off less an estimated recovery amount and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of June 30, 2010 and December 31, 2009, the Fund had $6.7 million and $15.0 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the six months ended June 30, 2010:

Subsequent Events. In February 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial position or consolidated results of operations.

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash paid for:
Interest	$1,810	$3,270	$3,955	$6,920

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Direct financing leases (a)	$92,722	$131,020
Loans (b)	33,207	35,152
Operating leases	3,014	4,223

	128,943	170,395
Allowance for credit losses	(4,760)	(11,380)

	$124,183	$159,015

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$101,359	$38,703	$145,109	$41,426
Unearned income	(11,649)	(5,352)	(16,900)	(6,116)
Residuals, net of unearned residual income (a)	3,929	—	4,289	—
Security deposits	(917)	(144)	(1,478)	(158)

	$92,722	$33,207	$131,020	$35,152

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30, 2010	December 31, 2009
Equipment	$9,539	$12,061
Accumulated depreciation	(6,493)	(7,738)
Security deposits	(32)	(100)

	$3,014	$4,223

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Allowance for credit losses, beginning of period	$4,200	$6,730	$11,380	$5,770
Provision for credit losses	1,951	1,535	4,410	4,407
Charge-offs	(1,803)	(1,240)	(11,513)	(3,233)
Recoveries	412	145	483	226

Allowance for credit losses, end of period	$4,760	$7,170	$4,760	$7,170

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2010 and December 31, 2009, deferred financing costs include $2.2 million and $2.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of June 30, 2010 and December 31, 2009 was $3.2 million and $2.4 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending June 30 is as follows (in thousands):

2011	$915
2012	600
2013	487
2014	152

$2,154

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			June 30, 2010
	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available	Interest rate per annum per agreement	Interest rate per annum adjusted for Swap (2)	December 31, 2009 Outstanding Balance
WestLB, AG (1)	Revolving	June 2010	$125,000	$72,816	$52,184	(3)	5.8%	$87,781

2007-01-Term Securitization - Class A-3 (4)	Term	July 2012	29,813	29,813	—	One month LIBOR + 0.20%	5.6%	49,671

2007-01 Term Securitization - Class B (4)	Term	March 2015	14,529	14,529	—	6.7%	6.7%	14,529

			$169,342	$117,158	$52,184			$151,981

(1)	Availability under this credit facility is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.
(3)	This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum. Borrowings under this facility after March 2009 are a rate of “LIBOR” plus 2.50% per annum. To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of June 30, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.8%. This credit facility expired on June 30, 2010 and renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. If this facility is not renewed, we would not be required to make immediate full repayment. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2010, $80.4 million of leases and loans and $4.9 million of restricted cash were pledged as collateral under this facility.
(4)	As of June 30, 2010, $47.3 million of leases and loans and $12.6 million of restricted cash were pledged as collateral under this facility.

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

As of June 30, 2010, the Fund was in breach of several covenants under its debt facility with WestLB. Additionally, the Fund’s affiliate responsible for servicing the Fund’s portfolio also incurred a breach of the minimum net worth covenant under the terms of the WestLB debt facility.

In conjunction with the ongoing renewal discussions, the Fund has requested waivers or amendments from WestLB with respect to these breaches. WestLB has various remedies under its loan agreement such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although the Fund expects to obtain a renewal of this facility and waivers or amendments to the covenants in the loan agreement with WestLB, there can be no assurance that such waivers or amendments will be executed.

If the Fund does not meet the requirements of the covenants in future, a default could occur that could have an adverse effect on its operations and could force it to liquidate all or a portion of its portfolio securing its debt facilities. If required, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distribution to its partners.

Debt repayments Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that WestLB waives the aforementioned covenant breaches) over the next five years ended June 30 and thereafter, are as follows (in thousands):

2011	$51,880
2012	33,982
2013	19,402
2014	7,271
2015	3,737
Thereafter	886

$117,158

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. In addition, when the Fund acquires assets, it bases its pricing in part on the spread it expects to achieve between the interest rate it charges its customers and the effective interest cost the Fund will pay when it funds those loans. Increases in interest rates that increase the Fund’s permanent funding costs between the time the assets are originated and the time they are funded could narrow, eliminate or even reverse this spread.

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of June 30, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2010, it could be required to settle its obligations under the agreements at their termination value of $3.8 million.

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

At June 30, 2010, the Fund has 23 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2010 and on the consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$167,961	Derivative liabilities at fair value	$(3,786)
Derivatives not designated as hedging instruments	$133,149	Derivative asset at fair value	$51

			$(3,735)

Derivatives designated as Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
Interest Rate Products	$(935)	$(1,473)	Interest expense	$(2,647)	$(4,827)

	Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009
Interest Rate Products	$(384)	$(590)	Interest expense	$(1,212)	$(2,237)

The Fund had ineffective swaps and net cash exchange for three and six months ended June 30, 2009 was $158,000 and $329,000, respectively which is included in interest expense in the consolidated statements of operation.

The Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million in connection with the term securitization. The Fund terminated these agreements simultaneously with the 2007 term securitization resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund is amortizing the gain to interest expense over the remaining term of the terminated swap agreements. For the three and six months ended June 30, 2010, $96,000 and $191,000, respectively, was recognized into interest expense. As of June 30, 2009, the unamortized balance of $1.1 million is included in accumulated other comprehensive loss.

For the three and six months ended June 30, 2010 and 2009, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with those at June 30, 2010, $2.9 million of the $3.8 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at June 30, 2010	$—	$(3,735)	$—	$(3,735)
Interest Rate Swaps at December 31, 2009	$—	$(5,381)	$—	$(5,381)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Acquisition fees	$2	$—	$153	$123
Management fees	(777)	788	(215)	1,586
Administrative expenses	472	683	962	1,376

Acquisition Fees. The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees. The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2 % for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning December 1, 2009, the General Partner waived asset management fees. Approximately $1.3 million of management fees were waived for the period ended June 30, 2010. It is expected that the General Partner will also waive all future management fees.

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

Note Payable- related party. The Fund borrowed $8.0 million from Resource Capital Corporation (“RCC”). RCC is an affiliate of the Fund through common management with RAI. The note bears interest at 12% per annum. Any unpaid principal and interest is due on March 3, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party in July 2008, the Fund agreed to repurchase delinquent leases up to a maximum of 7.5% of total proceeds received from the sale (“Repurchase Commitment”). The Fund’s initial maximum Repurchase Commitment was $2.3 million, and the Repurchase Commitment at June 30, 2010 and 2009 was $0 and $191,000, respectively. As of June 30, 2010 and 2009, the Fund has recorded a liability of $77,000 and $412,000, respectively, to reflect the estimate of losses it expects to incur on lease and loan repurchases under this arrangement. This liability is included in “Other Liabilities” on the Consolidated Balance Sheets.

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

Overview

When we commenced operations in 2005, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses. It is widely believed that the United States economy over the past few years, has suffered through the worst economic recession in over 75 years. The recession has been severe and its consequences broadly felt. Many well-known major financial institutions failed and others had to be bailed out. Unemployment soared to generational highs and has remained at such levels. Bank lending was severely reduced and became more expensive. In recent years, banks became much more reluctant to lend, and when they did it became more expensive to borrow. If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary debt facilities matured and we had to extend, renew or refinance them, our costs increased. Most significantly, we had to reduce our debt on the leases previously financed. The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases. The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases. All of this happened while losses increased. The small businesses that represent our typical leasing customer have suffered through the recession. The increase in write-offs also created an additional burden on the cash available to re-invest.

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm. In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled. We proactively negotiated with WestLB to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital. Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $16.3 million from inception through June 30, 2010, in order to preserve cash for us. When we enter our maturity phase in October 2011, we will be prohibited under the partnership agreement from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 22% to 34% of their original amount invested, depending upon when the investment was made. Management is working to maximize the amount that can be distributed to limited partners in the future. However, we cannot continue to support 8% distributions, and beginning in August 2010, distributions will be lowered to 2.0%. The July 2010 distribution was made at the 8% rate. Additionally, the General Partner will not earn additional management fees for future services.

We continued to be impacted by market uncertainties in the second quarter of 2010 as further discussed in “Finance Receivables and Asset Quality” and in “Liquidity and Capital Resources.”

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

Information about Lease Portfolio

	June 30, 2010	December 31, 2009
Investment in leases and loans, net	$124,183	$159,015

Number of contracts	14,400	18,000
Number of individual end users (a)	12,600	15,700
Average original equipment cost	$25.5	$27.0
Average initial term (in months)	62	57

States accounting for more than 10% of lease and loan portfolio:
California	10%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	27%	27%
Medical Equipment	19%	18%
Office Equipment	11%	11%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	46%	45%
Retail Trade	13%	13%
Manufacturing	12%	12%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of June 30, 2010 and December 31, 2009, our outstanding bank debt was $117.2 million and $152.0 million, respectively. As is more fully discussed in the Liquidity and Capital Resources section, our primary revolving debt facility has expired effective June 30, 2010. Unless this facility is renewed, we cannot borrow under this agreement.

The performance of our lease and loan portfolio is a measure of our General Partner’s underwriting and collection standards, skills policies and procedures and is an indication of asset quality. The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

Portfolio Performance

	As of and for the Six Months Ended June 30,				As of and for the Year Ended
			Change		December 31,
	2010	2009	$	%	2009
Investment in leases and loans before allowance for credit losses	$128,943	$225,072	(96,129)	(43)%	$170,395
Less: allowance for credit losses	4,760	7,170	(2,410)	(34)%	11,380

Investment in leases and loans, net	124,183	217,902	(93,719)	(43)%	159,015

Weighted average investment in direct financing leases and loans	$146,639	$243,266	(96,627)	(40)%	$218,902
Non-performing assets	$6,700	$21,218	(14,518)	(68)%	$14,994
Charge-offs, net of recoveries	$11,030	$3,007	8,023	267%	$12,331
As a percentage of finance receivables:
Allowance for credit losses	3.69%	3.19%			6.68%
Non-performing assets	5.20%	9.43%			8.80%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	7.52%	1.24%			5.63%

We manage our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the current economic recession in part, by implementing early intervention techniques in collection procedures. Our General Partner has also increased its credit standards and limited the amount of business we do with respect to certain industries, geographic locations and equipment types. Because of the current scarcity of credit available to small and mid size businesses, we have been able to increase our credit standards without reducing the interest rate we charge on our leases and loans.

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

The equipment we finance includes computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on financing equipment used by small to mid-sized businesses. The current economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue until the US economy recovers. The increase in delinquencies, as well as the current economic trends, has caused us to conclude that a greater allowance for credit loss is necessary

Critical Accounting Policies

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through June 30, 2010.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$2,767	$4,853	(2,086)	(43)%
Rental income	455	716	(261)	(36)%
Gains on sales of equipment and lease dispositions, net	153	14	139	993%
Other	817	423	394	93%

	4,192	6,006	(1,814)	(30)%

Expenses:
Interest expense	2,225	3,119	(894)	(29)%
Interest expense - related party	243	—	243	—%
Depreciation on operating leases	352	576	(224)	(39)%
Provision for credit losses	1,951	1,535	416	27%
General and administrative expenses	414	737	(323)	(44)%
Administrative expenses reimbursed to affiliate	472	683	(211)	(31)%
Management fees to affiliate	(777)	788	(1,565)	(199)%

	4,880	7,438	(2,558)	(34)%

Net loss	$(688)	$(1,432)	744

Net loss allocated to limited partners	$(681)	$(1,418)	737

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt in the second quarter of 2010 as compared to the second quarter of 2009.

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $136.1 million for the three months ended June 30, 2010 as compared to $231.6 million for the three months ended June 30, 2009, a decrease of $95.5 million (41%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2010 period compared to the 2009 period.

These decreases in total revenue were partially offset by the following:

•	an increase in gains on sales of equipment. Gains or losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•	a decrease in interest expense primarily due to a decrease in debt outstanding as borrowings were 117.2 million as of June 30, 2010 as compared to $218.1 million as of June 30, 2009.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. Beginning December 1, 2009, the General Partner waived asset management fees. In addition, approximately $557,000 of management fees were waived for the three months ended June 30, 2010. It is expected that the General Partner will also waive all future management fees.

•

a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has decreased to $4.8 million as of June 30, 2010 compared to $7.2 million as of June 30, 2009, which resulted in a decrease in non-performing assets as a percentage of finance receivables to 5.36% as of June 30, 2010 as compared to 9.43% as of June 30, 2010.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2010 and 2009 was $(1.15) and $(2.39), respectively, based on a weighted average number of limited partner units outstanding of 592,809 and 593,050, respectively.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$5,843	$10,189	(4,346)	(43)%
Rental income	972	1,516	(544)	(36)%
Losses on sales of equipment and lease dispositions, net	(547)	(150)	(397)	265%
Other	1,239	861	378	44%

	7,507	12,416	(4,909)	(40)%

Expenses:
Interest expense	4,939	6,794	(1,855)	(27)%
Interest expense - related party	281	—	281	—%
Depreciation on operating leases	754	1,276	(522)	(41)%
Provision for credit losses	4,410	4,407	3	0%
General and administrative expenses	1,022	1,575	(553)	(35)%
Administrative expenses reimbursed to affiliate	962	1,376	(414)	(30)%
Management fees to affiliate	(215)	1,586	(1,801)	(114)%

	12,153	17,014	(4,861)	(29)%

Net loss	$(4,646)	$(4,598)	(48)

Net loss allocated to limited partners	$(4,600)	$(4,552)	(48)

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $146.6 million for the six months ended June 30, 2010 as compared to $243.3 million for the six months ended June 30, 2009, a decrease of $96.7 million (40%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2010 period compared to the 2009 period.

These decreases in total revenue were partially offset by the following:

•	an increase in losses on sales of equipment. Gains or losses on sales of equipment may vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•	a decrease in interest expense primarily due to a decrease in debt outstanding as borrowings were 117.2 million as of June 30, 2010 as compared to $218.1 million as of June 30, 2009.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating lease

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. Beginning December 1, 2009, the General Partner waived asset management fees. In addition, approximately $1.3 million of management fees were waived for the six months ended June 30, 2010. It is expected that the General Partner will also waive all future management fees.

•

a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has decreased to $4.8 million as of June 30, 2010 compared to $7.2 million as of June 30, 2009, which resulted in a decrease in non-performing assets as a percentage of finance receivables to 5.36 % as of June 30, 2010 as compared to 9.43% as of June 30, 2010.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2010 and 2009 was $(7.76) and $(7.67), respectively, based on a weighted average number of limited partner units outstanding of 592,809 and 593,221, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2010	2009
Net cash (used in) provided by operating activities	(2,704)	7,122
Net cash provided by investing activities	29,121	42,259
Net cash used in financing activities	(26,379)	(49,513)

Increase (decrease) in cash	38	(132)

During the six months ended June 30, 2010, cash increased by $38,000 which was primarily due to a net debt repayment of $5.4 million (net of purchases of, and proceeds from, leases and loans) and distributions to our partners of $1.6 million, partially offset by an increase in borrowings on note payable from related party of $8.0 million and a decrease in amounts due to affiliates of $3.8 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in the net debt repayment.

For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March of 2010. Ongoing distributions are dependent on us having sufficient cash and liquidity to make such distributions.

Partners’ distributions paid for the six months ended June 30, 2010, and 2009 were $1.6 million, and $2.4 million, respectively. Prior to August 1, 2009, distributions to limited partners were paid at a rate of 8% per annum of invested capital. Cumulative partner distributions paid from our inception to June 30, 2010 were approximately $16.9 million.

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

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of June 30, 2010 (in thousands):

	Type	Facility Amount	Amount Outstanding	Amount Available (2)	Amount of Collateral (3)
WestLB	Revolving	$125,000	$72,816	$52,184	$85,323
Series 2007-Term Securitization (1)	Term	44,342	44,342	—	59,954

		$169,342	$117,158	$52,184	$145,277

(1)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.
(2)	Availability under this credit facility is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	Recourse under these facilities is limited to the amount of collateral pledged.

The revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the borrowings prior to March 2009 are calculated at LIBOR plus 1.20% per annum. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of June 30, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.8%. Interest and principal are due as payments are received under the financings. This credit facility expired on June 30, 2010 and renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. If this facility is not renewed, we would not be required to make immediate full repayment. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2010, $80.4 million of leases and loans and $4.9 million of restricted cash were pledged as collateral under this facility.

In March 2010, we borrowed $8.0 million from Resource Capital Corporation (“RCC”), a related entity of ours through common management with RAI. The note bears interest at 12% per annum. Principal is payable monthly at one-sixtieth of one percent and interest is payable quarterly. Any unpaid principal is due on March 3, 2011. These funds were used as part of our ongoing efforts to reduce debt owed to WestLB, to reduce the balance owed to our general partner and to purchase more leases and loans in an effort to improve our operating results.

The Fund is subject to certain financial covenants related to its debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure its equity adjusted for intangibles and amounts due to the Funds’ General Partner. The maximum leverage covenants restrict the amount that we can borrow based on a ratio of its total debt compared to its net worth. The portfolio performance covenants generally provide that the Fund would be in default if a specified percentage of its portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service its portfolio. These entities include us, the General Partner and certain other affiliates involved in the sourcing and servicing of its portfolio. These covenants are similar in nature to the Funds’ covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the General Partner’s managed entities.

As of June 30, 2010, we were in breach of several covenants under its debt facility with WestLB. Additionally, our affiliate responsible for servicing our portfolio incurred a breach of the minimum net worth covenant under the terms of the WestLB debt facility.

In conjunction with the ongoing renewal discussions, we have requested waivers or amendments from WestLB with respect to these breaches. WestLB has various remedies under its loan agreement such as allowing repayment of the outstanding balance as payments are received on the underlying leases and loans or selling the pledged leases and loans in a commercially reasonable manner. Although we expect to obtain a renewal of this facility and waivers or amendments to the covenants in the loan agreement with WestLB, there can be no assurance that such waiver or amendment will be executed.

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

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At June 30, 2010, our credit evaluation indicated a need for an allowance for credit losses of $4.8 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At June 30, 2010, our outstanding bank debt totaled $117.2 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates at 5.8 % and 5.6 % for the WestLB and Series 2007-term securitization, debt facilities, respectively. At June 30, 2010, the notional amounts of the 23 interest rate swaps were $301.1 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.

The following sensitivity analysis table shows, at June 30, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(4,809)	$(3,735)	$(2,918)
Change in fair value	(1,074)	—	817
Change as a percent of fair value	29%	—	(22)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation

August 16, 2010	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

August 16, 2010	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer