Form 10-Q
period 2010-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2010-11-15
CIK 1294154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-116595

LEASE EQUITY APPRECIATION FUND II, L.P.

(Exact name of registrant as specified in its charter)

Delaware	20-1056194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Poplar Street, Suite 101, Wilmington, Delaware 19801

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

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash	$52	$10
Restricted cash	18,063	20,378
Accounts receivable	69	77
Investment in leases and loans, net	104,478	159,015
Deferred financing costs, net	2,277	2,517
Other assets	282	601

Total assets	$125,221	$182,598

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Bank debt	$99,518	$151,981
Note payable - related party	8,072	—
Accounts payable and accrued expenses	383	488
Other liabilities	532	830
Derivative liabilities at fair value	3,168	5,381
Due to affiliates	17,122	21,464

Total liabilities	128,795	180,144

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(526)	(443)
Limited partners	(826)	7,318
Accumulated other comprehensive loss	(2,222)	(4,421)

Total partners’ (deficit) capital	(3,574)	2,454

Total liabilities and partners’ (deficit) capital	$125,221	$182,598

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except unit and per unit data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Interest on equipment financings	$2,411	$4,002	$8,130	$14,017
Rental income	346	652	1,318	2,168
Gains (losses) on sales of equipment and lease dispositions, net	107	(170)	(316)	(146)
Other	315	451	1,554	1,312

	3,179	4,935	10,686	17,351

Expenses:
Interest expense	1,796	3,295	6,735	10,089
Interest expense - related party	245	—	526	—
Depreciation on operating leases	272	510	1,026	1,786
Provision for credit losses	1,652	4,335	6,062	8,742
General and administrative expenses	288	529	1,310	2,104
Administrative expenses reimbursed to affiliate	335	547	1,297	1,923
Management fees to affiliate	—	695	(215)	2,281

	4,588	9,911	16,741	26,925

Net loss	$(1,409)	$(4,976)	$(6,055)	$(9,574)

Net loss allocated to limited partners	$(1,395)	$(4,926)	$(5,994)	$(9,478)

Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	593,082

Net loss per weighted average limited partner unit	$(2.35)	$(8.31)	$(10.11)	$(15.98)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statement of Changes in Partners’ Capital (Deficit)

(In thousands, except unit data)

(Unaudited)

				Accumulated	Total
	General			Other	Partners’
	Partner	Limited Partners		Comprehensive	Capital	Comprehensive
	Amount	Units	Amount	Income (Loss)	(Deficit)	Income (Loss)
Balance, January 1, 2010	$(443)	592,809	$7,318	$(4,421)	$2,454
Cash distributions	(22)	—	(2,150)	—	(2,172)
Net loss	(61)	—	(5,994)	—	(6,055)	$(6,055)
Unrealized gain on hedging derivatives	—	—	—	2,485	2,485	2,485
Amortization of gain on financial derivative	—	—	—	(286)	(286)	(286)

Balance, September 30, 2010	$(526)	592,809	$(826)	$(2,222)	$(3,574)	$(3,856)

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(6,055)	(9,574)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses on sales of equipment and lease dispositions, net	316	146
Depreciation on operating leases	1,026	1,786
Provision for credit losses	6,062	8,742
Amortization of deferred financing costs	1,145	1,006
Amortization of gain on financial derivative	(286)	(286)
Changes in operating assets and liabilities:
Accounts receivable	8	(16)
Other assets	591	(300)
Accounts payable and accrued expenses and other liabilities	(323)	(143)
Due to affiliates	(4,342)	8,113

Net cash (used in) provided by operating activities	(1,858)	9,474

Cash flows from investing activities:
Purchases of leases and loans	(7,777)	(7,696)
Proceeds from leases and loans	55,397	72,061
Security deposits collected, net of returns	(487)	599

Net cash provided by investing activities	47,133	64,964

Cash flows from financing activities:
Borrowings of bank debt	6,735	6,656
Repayment of bank debt	(59,198)	(84,225)
Borrowings - note payable - related party	8,000	—
Repayments - note payable - related party	(8)	—
Decrease in restricted cash	2,315	6,854
Increase in deferred financing costs	(905)	(958)
Redemption of limited partner units	—	(77)
Cash distributions to partners	(2,172)	(2,784)

Net cash used in financing activities	(45,233)	(74,534)

Increase (decrease) in cash	42	(96)
Cash, beginning of period	10	149

Cash, end of period	$52	$53

The accompanying notes are an integral part of these consolidated financial statements.

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Notes To Consolidated Financial Statements

September 30, 2010

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

As of September 30, 2010, in addition to its 1% general partnership interest, the General Partner also had invested $0.9 million for a 1.6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2010, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results of the Fund’s operations for the 2010 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on April 1, 2010.

Reclassification

A reclassification has been made to the 2009 consolidated financial statements to conform to the 2010 presentation. In the statement of operations, renewal income of approximately $85 thousand for the third quarter and $260 thousand for the nine months ended September 30, 2009, that was previously included in “Interest on equipment financings” has been reclassified to “Gains(losses) on sales of equipment and lease dispositions, net”. This corresponding reclassification has also been made in the 2009 statement of cash flows.

Significant Accounting Policies

Investments in Leases and Loans

The Fund’s investments in leases and loans consist of direct financing leases, operating leases and loans.

Direct Financing Leases: Certain of the Fund’s lease transactions are accounted for as direct financing leases (as distinguished from operating leases). Such leases transfer substantially all benefits and risks of equipment ownership to the customer. The Fund’s investment in direct financing leases consists of the sum of the total future minimum lease payments receivable plus the estimated unguaranteed residual value of leased equipment, less unearned finance income. Unearned finance income, which is recognized as revenue over the term of the financing by the effective interest method, represents the excess of the total future minimum lease payments plus the estimated unguaranteed residual value over the cost of the related equipment.

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three and nine months ended September 30, 2010 and 2009.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount. Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of September 30, 2010 and December 31, 2009, the Fund had $6.7 million and $15.0 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Recent Accounting Standards

Accounting Standard Issued But Not Yet Effective

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require SEC filers to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Fund as of December 15, 2010. The Fund does not anticipate that adoption will have a significant effect on its consolidated financial statements.

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the nine months ended September 30, 2010:

Subsequent Events. In February 2010, FASB issued guidance which removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either a correction of error or retrospective application of U.S. GAAP. This guidance was effective upon issuance. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial statements.

Fair Value Measurements. In January 2010, the FASB issued guidance that requires new disclosures and clarifies some existing disclosure requirements about fair value measurements. The new pronouncement requires a reporting entity: (1) to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs. In addition, it clarifies the requirements of the following existing disclosures: (1) for purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this guidance did not have a material effect on the Fund’s consolidated financial statements.

Transfers of financial assets. In June 2009, the FASB issued guidance for accounting for transfers of financial assets. The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires greater transparency of related disclosures. This statement is effective for fiscal years beginning after November 15, 2009. Adoption of this statement did not have a material impact on the Fund’s consolidated financial statements.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash paid for:
Interest	$1,626	$2,861	$5,581	$9,781

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Direct financing leases (a)	$77,372	$131,020
Loans (b)	30,035	35,152
Operating leases	2,411	4,223

	109,818	170,395
Allowance for credit losses	(5,340)	(11,380)

	$104,478	$159,015

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$83,729	$34,932	$145,109	$41,426
Unearned income	(9,101)	(4,761)	(16,900)	(6,116)
Residuals, net of unearned residual income (a)	3,542	—	4,289	—
Security deposits	(798)	(136)	(1,478)	(158)

	$77,372	$30,035	$131,020	$35,152

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30, 2010	December 31, 2009
Equipment	$ 7,868	$12,061
Accumulated depreciation	(5,433)	(7,738)
Security deposits	(24)	(100)

	$ 2,411	$ 4,223

The following is a summary of the Fund’s allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Allowance for credit losses, beginning of period	$4,760	$7,170	$11,380	$5,770
Provision for credit losses	1,652	4,335	6,062	8,742
Charge-offs	(1,433)	(4,479)	(12,945)	(7,712)
Recoveries	361	224	843	450

Allowance for credit losses, end of period	$5,340	$7,250	$5,340	$7,250

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2010 and December 31, 2009, deferred financing costs include $2.3 million and $2.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of September 30, 2010 and December 31, 2009 was $3.5 million and $2.4 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending September 30 is as follows (in thousands):

2011	$938
2012	690
2013	600
2014	49

$2,277

NOTE 6 – BANK DEBT

The Fund’s bank debt consists of the following (in thousands):

			September 30, 2010
	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available	Interest rate per annum per agreement	Interest rate per annum adjusted for Swap (2)	December 31, 2009 Outstanding Balance
WestLB, AG (1)	Revolving	(3)	$125,000	$63,081	(3)	(3)	5.7%	$87,781

2007-01- Term Securitization - Class A-3 (4)	Term	July 2012	21,908	21,908	N/A	One month LIBOR + 0.20%	5.6%	49,671

2007-01 Term Securitization - Class B (4)	Term	March 2015	14,529	14,529	N/A	6.7%	6.7%	14,529

			$161,437	$99,518	$—			$151,981

(1)	Availability under this credit facility is subject to having eligible leases or loans (as defined in the respective agreements) to pledge as collateral, compliance with covenants and the borrowing base formula.
(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.
(3)	This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum. Borrowings under this facility after March 2009 are a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of September 30, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. This credit facility expired on June 30, 2010 and renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. If this facility is not renewed, we would not be required to make immediate full repayment. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged. As of September 30, 2010, $68.8 million of leases and loans and $4.6 million of restricted cash were pledged as collateral under this facility.
(4)	As of September 30, 2010, $39.8 million of leases and loans and $11.7 million of restricted cash were pledged as collateral under this securitization.

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

As of September 30, 2010, the Fund was in breach of several covenants under its debt facility with WestLB. Additionally, the Fund’s affiliate responsible for servicing the Fund’s portfolio incurred a breach of the minimum net worth covenant under the terms of the WestLB debt facility.

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

Debt repayments Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that WestLB waives the aforementioned covenant breaches) over the next five years ended September 30 and thereafter, are as follows (in thousands):

2011	$45,682
2012	28,941
2013	16,242
2014	5,917
2015	2,736

$99,518

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps. For derivatives designated and qualifying as cash flow hedges, the effective portion of changes in fair value of those derivatives are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings when the hedged forecasted interest payments are recognized in earnings. For derivatives that are undesignated, changes in the fair value of those derivatives are recorded directly to earnings as they occur. The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of September 30, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2010, it could be required to settle its obligations under the agreements at their termination value of $2.8 million.

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

At September 30, 2010, the Fund has 23 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015. The following tables present the fair value of the Fund’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2010 and on the consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$58,453	Derivative liabilities at fair value	$(3,205)
Derivatives not designated as hedging instruments	$124,024	Derivative liabilities at fair value	37

			$(3,168)

Derivatives designated as Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location and Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	Nine Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009		2010	2009
Interest Rate Products	$(1,441)	$(2,518)	Interest expense	$(3,640)	$(6,863)

	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009
Interest Rate Products	$(506)	$(1,045)	Interest expense	$(993)	$(2,036)

The Fund had ineffective swaps and net cash exchange for three and nine months ended September 30, 2010 was $29,000 and $358,000, respectively which is included in interest expense in the consolidated statements of operation.

Simultaneously with the 2007 term securitization, the Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million, resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund is amortizing the gain to interest expense over the remaining term of the terminated swap agreements. For the three and nine months ended September 30, 2010, $95,000 and $286,000, respectively, was recognized into interest expense. As of September 30, 2010, the unamortized balance of $982,000 is included in accumulated other comprehensive loss.

For the three and nine months ended September 30, 2010 and 2009, the Fund recognized no gain or loss for hedge ineffectiveness. Assuming market rates remain constant with those at September 30, 2010, $2.0 million of the $2.2 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments. While this change may create future volatility in the Fund’s reported income statement results, it is not expected to have any impact on the Fund’s future cash flows.

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at September 30, 2010	$—	$(3,168)	$—	$(3,168)
Interest Rate Swaps at December 31, 2009	$—	$(5,381)	$—	$(5,381)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Acquisition fees	$—	$—	$153	$123
Management fees	$—	$695	$(215)	$2,281
Administrative expenses	$335	$547	$1,297	$1,923

Acquisition Fees: The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fee: The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2 % for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital. Beginning December 1, 2009, the General Partner waived asset management fees. Approximately $502,000 of management fees were waived for the period ended September 30, 2010. It is expected that the General Partner will also waive all future management fees.

Administrative Expenses: The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Due to Affiliates: Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Note Payable- related party: In March 2010, the Fund borrowed $8.0 million from Resource Capital Corporation (“RCC”). RCC is an affiliate of the Fund through common management with RAI. The note bears interest at 12% per annum. Principal is payable monthly at one-sixtieth of one percent and interest is payable quarterly. Any unpaid principal and interest are due on March 3, 2011. The Fund expensed $245,000 and $526,000 of interest related to this loan for the three and nine months ended September 30, 2010, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $2.3 million calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”). The Fund has no remaining Repurchase Commitment at September 30, 2010. The Fund has recorded a liability of $105,000 as an estimate of losses it expects to incur on leases and loans repurchased under this arrangement. This liability is included in “Other Liabilities” on the Consolidated Balance Sheets.

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

Business

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

Fund Summary

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

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm. In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled. We proactively negotiated with WestLB to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital. Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $17.1 million from inception through September 30, 2010, in order to preserve cash for us. When we enter our maturity phase in October 2011, we will be prohibited under the partnership agreement from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 25% to 37% of their original amount invested, depending upon when the investment was made. Management is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8% distributions, and beginning in August 2010, distributions were lowered to 2.0%. The July 2010 distribution was made at the 8% rate. Additionally, the General Partner will not earn additional management fees for future services.

Economic Overview

For the six months of 2010, our lease and loan portfolio performance continued to be negatively impacted by the recession. Our lease and loan customers are typically small and mid-size companies that are especially sensitive to macro-economic trends. Several trends in particular: unemployment, housing sales and prices, and bankruptcies continued to be problematic in the recent period.

•

As reported by the U.S. Bureau of Labor Statistics, the national unemployment rate peaked in the second half of 2009 but has continued to remain at a high level since that time exceeding 9%, and staying above 9.4% for the past fifteen months. High unemployment results in reduced demand for goods and services which leads to decreased revenues for the small business customers in the OUR portfolio thereby impacting their ability to repay loan or lease obligations.

•

The National Association of Realtors reports that existing home sales fell 27.2% in July 2010 as compared to June 2010, and the July 2010 sales have fallen 25.5% from one year earlier in July 2009. The S&P/Case-Shiller Home Price Report released in July 2010 shows that as a result of the decline in house prices caused by the recession, U.S. home prices are still at 2003 levels. The continuing housing problem, both home sales and home prices, affects the small to mid-size business community in two ways: 1) the lack of new construction has eliminated an important source of business activity for small business; and 2) home equity that historically has provided credit availability to small business owners has either disappeared or become scarce.

•

Nationwide, as reported by the Administrative Office of the U.S. courts, business bankruptcies rose 20% in the twelve month period ending June 30, 2010 as compared to the twelve month period ending June 30, 2009. Among those bankruptcies, the most severe Chapter 7 liquidation bankruptcies, increased even faster at 25%. Increased bankruptcies affect our performance in two ways: 1) small business customers in the portfolio may default due to bankruptcy and 2) good performing small business customers may face reduced revenues due to bankruptcies among their customers thereby impacting their ability to repay loan or lease obligations.

Since the start of the recession these national economic problems have manifested themselves in our portfolio performance. Beginning in 2008, as the recession took hold of the economy delinquencies began to rise in our portfolio. Delinquencies are a precursor to losses. However, the timing of losses will trail behind the timing of delinquencies, and the recession related losses are now being felt in our portfolio.

We are seeing delinquency trends in the portfolio that are consistent with delinquency trends reported by industry groups that track lease and loan portfolio performance. The recent delinquency trend in our portfolio is that delinquency has stabilized, particularly in the early stage delinquency categories. This stabilizing trend is also seen in the Monthly Lease and Finance Index published by the Equipment Lease and Finance Association, and the Thomson Reuters/PayNet Small Business Lending Index. However, despite these trends, the economy is still unsettled and periodic swings in performance may still be expected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2010	December 31, 2009
Investment in leases and loans, net	$104,478	$159,015

Number of contracts	14,000	18,000
Number of individual end users (a)	12,300	15,700
Average original equipment cost	$25.2	$27.0
Average initial term (in months)	62	57

States accounting for more than 10% of lease and loan portfolio:
California	10%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	27%	27%
Medical Equipment	18%	18%
Office Equipment	11%	11%
Water Purification	10%	0%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Retail Trade	13%	13%
Manufacturing	12%	12%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of September 30, 2010 and December 31, 2009, our outstanding bank debt was $99.5 million and $152.0 million, respectively. As is more fully discussed in the Liquidity and Capital Resources section, our primary revolving debt facility has expired effective June 30, 2010. Unless this facility is renewed, we cannot borrow under this agreement.

Portfolio Performance

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

	As of and for the Nine Months Ended September 30,				As of and for the Year Ended December 31,
			Change
	2010	2009	$	%	2009
Investment in leases and loans before allowance for credit losses	$109,818	$197,605	$(87,787)	(44)%	$170,395
Less: allowance for credit losses	5,340	7,250	(1,910)	(26)%	11,380

Investment in leases and loans, net	$104,478	$190,355	$(85,877)	(45)%	$159,015

Weighted average investment in direct financing leases and loans before allowance for credit losses	$137,006	$231,308	$(94,302)	(41)%	$218,902
Non-performing assets	$6,731	$18,725	$(11,994)	(64)%	$14,994
Charge-offs, net of recoveries	$12,102	$7,262	$4,840	67%	$12,331
As a percentage of finance receivables:
Allowance for credit losses	4.86%	3.67%			6.68%
Non-performing assets	6.13%	9.48%			8.80%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	8.83%	3.14%			5.63%

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2009 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through September 30, 2010.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$2,411	$4,002	(1,591)	(40)%
Rental income	346	652	(306)	(47)%
Gains (losses) on sales of equipment and lease dispositions, net	107	(170)	277	(163)%
Other	315	451	(136)	(30)%

	3,179	4,935	(1,756)	(36)%

Expenses:
Interest expense	1,796	3,295	(1,499)	(45)%
Interest expense - related party	245	—	245	—%
Depreciation on operating leases	272	510	(238)	(47)%
Provision for credit losses	1,652	4,335	(2,683)	(62)%
General and administrative expenses	288	529	(241)	(46)%
Administrative expenses reimbursed to affiliate	335	547	(212)	(39)%
Management fees to affiliate	—	695	(695)	(100)%

	4,588	9,911	(5,323)

Net loss	$(1,409)	$(4,976)	3,567

Net loss allocated to limited partners	$(1,395)	$(4,926)	3,531

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt in the third quarter of 2010 as compared to the third quarter of 2009.

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $118.1 million for the three months ended September 30, 2010 as compared to $207.8 million for the three months ended September 30, 2009, a decrease of $89.7 million (43%).

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

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended September 30, 2009 were $109.1 million as compared to $190.9 million as of September 30, 2009.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. Beginning December 1, 2009, the General Partner waived asset management fees. In addition, approximately $502,000 of management fees were waived for the three months ended September 30, 2010. It is expected that the General Partner will also waive all future management fees.

•

a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2010 and 2009 was $2.35 and $8.31, respectively, based on a weighted average number of limited partner units outstanding of 592,809 and 592,809, respectively.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$8,130	$14,017	(5,887)	(42)%
Rental income	1,318	2,168	(850)	(39)%
Losses on sales of equipment and lease dispositions, net	(316)	(146)	(170)	116%
Other	1,554	1,312	242	18%

	10,686	17,351	(6,665)	(38)%

Expenses:
Interest expense	6,735	10,089	(3,354)	(33)%
Interest expense - related party	526	—	526	—%
Depreciation on operating leases	1,026	1,786	(760)	(43)%
Provision for credit losses	6,062	8,742	(2,680)	(31)%
General and administrative expenses	1,310	2,104	(794)	(38)%
Administrative expenses reimbursed to affiliate	1,297	1,923	(626)	(33)%
Management fees to affiliate	(215)	2,281	(2,496)	(109)%

	16,741	26,925	(10,184)

Net loss	$(6,055)	$(9,574)	3,519

Net loss allocated to limited partners	$(5,994)	$(9,478)	3,484

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt in of the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

The decrease in total revenues was primarily attributable to the following:

•

a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $137.0 million for the nine months ended September 30, 2010 as compared to $231.3 million for the nine months ended September 30, 2009, a decrease of $94.3 million (41%).

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

The decrease in total expenses was primarily attributable to the following:

•

a decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the nine months ended September 30, 2010 were $126.8 million as compared to $217.2 million for the nine months ended September 30, 2009.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating lease

•

a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. Beginning December 1, 2009, the General Partner waived asset management fees. In addition, approximately $502,000 million of management fees were waived for the nine months ended September 30, 2010 and certain management fee accruals recorded previously in 2010 were reversed. It is expected that the General Partner will also waive all future management fees.

•

a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has decreased to $5.3 million as of September 30, 2010 compared to $7.3 million as of September 30, 2009, which resulted in a decrease in non-performing assets as a percentage of finance receivables to 6.13% as of September 30, 2010 as compared to 9.48% as of September 30, 2009.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2010 and 2009 was $10.11 and $15.98, respectively, based on a weighted average number of limited partner units outstanding of 592,809 and 593,082, respectively.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2010	2009
Net cash (used in) provided by operating activities	(1,858)	9,474
Net cash provided by investing activities	47,133	64,964
Net cash used in financing activities	(45,233)	(74,534)

Increase (decrease) in cash	42	(96)

During the nine months ended September 30, 2010, cash increased by $42,000 which was primarily due to net proceeds from leases and loans of $47.0 million and an increase in borrowing on notes payable from related party of $8.0 million, partially offset by a net debt repayment of $52.5 million and distributions to our partners of $2.2 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in the net debt repayment.

For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March of 2010. Ongoing distributions are dependent on us having sufficient cash and liquidity to make such distributions.

Partners’ distributions paid for the nine months ended September 30, 2010 and 2009 were $2.2 million and $2.8 million respectively. Prior to August 1, 2009, distributions to limited partners were paid at a rate of 8% per annum of invested capital. Cumulative partner distributions paid from our inception to September 30, 2010 were approximately $17.5 million.

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

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of September 30, 2010 (in thousands):

	Type	Facility Amount	Amount Outstanding	Amount Available	Amount of Collateral (1)
WestLB (2)	Revolving	$125,000	$63,081	(3)	$73,367
Series 2007-Term Securitization (4)	Term	36,437	36,437	N/A	51,495

		$161,437	$99,518	$—	$124,862

(1)	Recourse under these facilities is limited to the amount of collateral pledged.
(2)	Availability under this credit facility is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.
(3)	The WestLB revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the borrowings prior to March 2009 are calculated at LIBOR plus 1.20% per annum. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of September 30, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. This credit facility expired on June 30, 2010 and renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. If this facility is not renewed, we would not be required to make immediate full repayment. Rather, we would continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral. Recourse under this facility is limited to the amount of collateral pledged.
(4)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.

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

As of September 30, 2010, we were in breach of several covenants under our debt facility with WestLB. Additionally, our affiliate responsible for servicing our portfolio incurred a breach of the minimum net worth covenant under the terms of the WestLB debt facility.

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

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At September 30, 2010, our credit evaluation indicated a need for an allowance for credit losses of $5.3 million. As our lease portfolio ages, and if the economy in the United States deteriorates even further or the recession continues for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of losses arising from changes in values of financial instruments. We are exposed to market risks associated with changes in interest rates and our earnings may fluctuate with changes in interest rates. The lease assets we originate are almost entirely fixed-rate. Accordingly, we seek to finance these assets with fixed interest rate debt. At September 30, 2010, our outstanding bank debt totaled $99.5 million which consisted of variable rate debt. To mitigate interest rate risk on the variable rate debt, we employ a hedging strategy using derivative financial instruments such as interest rate swaps, which fixes the interest rates at 5.7% and 6.0% for the WestLB and Series 2007-term securitization, debt facilities, respectively. At September 30, 2010, the notional amounts of the 23 interest rate swaps were $182.5 million. The interest rate swap agreements terminate on various dates ranging from September 2011 to August 2015.

The following sensitivity analysis table shows, at September 30, 2010, the estimated impact on the fair value of our interest rate-sensitive investments and liabilities of changes in interest rates, assuming rates instantaneously fall 100 basis points and rise 100 basis points (dollars in thousands):

	Interest rates fall 100 basis points	Unchanged	Interest rates rise 100 basis points
Hedging instruments
Fair value	$(3,795)	$(3,168)	$(2,539)
Change in fair value	(627)	—	629
Change as a percent of fair value	20%	—	(20)%

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND II, L.P.

Delaware Limited Partnership

	By:	LEAF Financial Corporation

November 15, 2010	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

November 15, 2010	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer