Form 10-K
period 2010-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2011-04-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Limited Partner Units

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑ No

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

Index

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent maturity period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the maturity period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We will enter our liquidation period beginning in October 2011. We will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also seek to acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

Index

•	$1 billion or less in total assets; or

•	$100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Our leases consist of direct financing and operating leases as defined by generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under the direct financing method of accounting, interest income (the excess of the aggregate future rentals and estimated unguaranteed residuals upon expiration of the lease over the related equipment cost) is recognized over the life of the lease using the interest method. Under the operating method, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over its estimated useful life. Rental income on operating leases consists primarily of monthly periodic rentals due under the terms of the leases. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of rental equipment and, therefore, we are prepared to remarket the equipment in future years. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. These assets are classified as non-accrual.

As discussed further in ITEM 7, the recent economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC site is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFnow.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

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

Index

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

We do not own or lease any real property.

ITEM 3 – LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

ITEM 4 – REMOVED AND RESERVED

Removed and reserved pursuant to SEC Release 33-9089A

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

Title of Class	Number of Partners as of December 31, 2010
Limited Partners	1,399
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2010, 2009 and 2008 were $2.5 million, $2.8 million and $4.8 million, respectively. These distributions were paid on a monthly basis to our limited partners at rate of approximately 4.2% in 2010, 4.6 % in 2009 and 8% in 2008, of their original capital contribution to us.

Index

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, each contained in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements, which have been audited by Grant Thornton LLP, an independent registered public accounting firm (in thousands, except units and per unit data):

	Years Ended December 31,
	2010	2009	2008	2007	2006
Revenues	$13,411	$21,629	$34,780	$34,864	$14,888
Interest expense	7,554	12,862	17,872	18,545	7,256
Provision for credit losses	8,656	17,941	11,128	5,847	1,029
Other expenses	4,969	10,240	13,180	12,360	6,471
Total expenses	21,179	41,043	42,180	36,752	14,756
Net (loss) income	$(7,768)	$(19,414)	$(7,400)	$(1,888)	$132
Net (loss) income allocated to limited partners	$(7,690)	$(19,220)	$(7,326)	$(1,869)	$131
Distributions to partners	$2,471	$2,784	$4,826	$4,843	$2,624
Weighted average number of limited partner units outstanding during the year	592,809	593,013	595,623	599,095	370,349
Net (loss) income per weighted average limited partner unit	$(12.97)	$(32.41)	$(12.30)	$(3.12)	$0.35

	December 31,
	2010	2009	2008	2007	2006
Investment in leases and loans, net	$86,922	$159,015	$265,993	$338,172	$317,850
Total assets	105,598	182,598	299,039	372,245	343,322
Debt and note payable	90,625	151,981	254,744	324,170	291,118
Partners’ (deficit) capital:
General partner	(546)	(443)	(221)	(99)	(32)
Limited partners	(2,818)	7,318	29,371	41,855	48,708
Accumulated other comprehensive (loss) income	(2,063)	(4,421)	(10,098)	(4,614)	1,803

Total partners’ (deficit) capital	$(5,427)	$2,454	$19,052	$37,142	$50,479

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2010.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund II, L.P. and Subsidiary.

Fund Summary

As discussed in more detail in Item 1, we acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment

When we commenced operations in 2005, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses.  It is widely believed that the United States economy over the past few years, has suffered through the worst economic recession in over 75 years.  The recession has been severe and its consequences broadly felt.  Many well-known major financial institutions failed and others had to be bailed out.   Unemployment soared to generational highs and has remained at such levels.  Bank lending was severely reduced and became more expensive.   In recent years, banks became much more reluctant to lend, and when they did it became more expensive to borrow.  If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary debt facilities matured and we had to extend, renew or refinance them, our costs increased.  Most significantly, we had to reduce our debt on the leases previously financed.  The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases.  The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases.    All of this happened while losses increased.  The small businesses that represent our typical leasing customer have suffered through the recession.  The increase in write-offs also created an additional burden on the cash available to re-invest.

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm.  In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled.  We proactively negotiated with lenders to prevent them from foreclosing on any collateral, or requiring a fire sale of leases that would have badly impaired capital.  Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $17.2 million from inception through December 31, 2010, in order to preserve cash for us.  Additionally, the General Partner will not earn additional management fees for future services.  When we enter our maturity phase in October 2011, we will be prohibited under the partnership agreement from acquiring new leases.

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

General Economic Overview

Our portfolio performance continued to be negatively impacted by the economic problems facing the United States.   The small and mid-size companies that are our loan and lease customers are especially sensitive to macro-economic trends. Key indicators of economic activity show a stalled economy.  At December 31, 2010, several key economic indicators continued to show a weak economy, however a slight decline in the national unemployment rate and improved manufacturing and credit indices provide the first signs of possible improvement in the economy.

•
The national unemployment rate at December 31, 2010 was down slightly at 9.4% but still historically high with no meaningful decline in the unemployment rate in the near future.  High unemployment results in reduced demand for goods and services and that leads to decreased revenues for the small business customers in the LEAF Funds portfolio thereby impacting their ability to repay loan or lease obligations.

•
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed. The National Association of Realtors reported that the December 2010 existing home sales seasonally adjusted annual rate of 5.22 million units continued the recent month over month downward trend.  The S&P/Case-Shiller Home Price Report for December 31, 2010 shows a continued decline in home prices in the fourth quarter of 2010 as compared to the third quarter of 2010 with prices down 3.9%. The continuing housing problem, both home sales and home prices, affects the small to mid-size business community in two ways: 1) the lack of new construction has eliminated an important source of business activity for small business; and 2) home equity that historically has provided credit availability to small business owners  has either disappeared or become scarce.

Index

•
Nationwide, as reported by the Administrative Office of the U.S. Courts, bankruptcies continued to rise during 2010 with 1,593,081 filed in the twelve month period ending December 31, 2010 as compared to 1,473,675 filed in the twelve month period ending December 31, 2009.  Increased bankruptcies affect our performance in two ways: 1) small business customers in the portfolio may default due to bankruptcy; and 2) good performing small business customers may face reduced revenues due to bankruptcies among their customers thereby impacting their ability to repay loan or lease obligations.

•
The Institute of Supply Management reports that its manufacturing index improved slightly in December 2010 as did the National Association of Credit Managers index.  Taken together these suggest marginal improvement in the economic climate.

The various national economic problems have manifested themselves in our portfolio performance.  We are seeing delinquency trends in the portfolio that are consistent with delinquency trends reported by industry groups, including the Monthly Lease and Finance Index, that track lease and loan portfolio performance.  The overall delinquency trend in our portfolio is that delinquent balances are declining, but as stated above, the economy is still unsettled and periodic swings in performance may still be expected.

Index

Finance Receivables and Asset Quality
Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2010	2009
Investment in leases and loans, net	$86,922	$159,015

Number of contracts	13,600	18,000
Number of individual end users (a)	12,000	15,700
Average original equipment cost	$24.8	$27.0
Average initial lease term (in months)	62	57
Average remaining lease term (in months)	22	-
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	28%	27%
Medical Equipment	18%	18%
Office Equipment	10%	11%
Water Purification	10%	0%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Retail Trade	13%	13%
Manufacturing	12%	12%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2010 and  2009, our outstanding bank debt was $82.6 million and $152.0 million, respectively.

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2010	2009	$	%
Investment in leases and loans before allowance for credit losses	$92,242	$170,395	$(78,153)	(46)%
Less: allowance for credit losses	5,320	11,380	(6,060)	(53)%
Investment in leases and loans, net	$86,922	$159,015	$(72,093)	(45)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$127,662	$218,902	$(91,240)	(42)%
Non-performing assets	$6,394	$14,994	$(8,600)	(57)%
Charge-offs, net of recoveries	$14,716	$12,331	$2,385	19%
As a percentage of finance receivables:
Allowance for credit losses	5.77%	6.68%
Non-performing assets	6.93%	8.80%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	11.53%	5.63%

We managed our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the recent economic recession in part, by implementing early intervention techniques in collection procedures.

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the US economy recovers.  Our non-performing assets as a percentage of finance receivables has declined from 8.8% at December 31, 2009 to 6.93% at December 31, 2010, primarily due to the increase in charge-offs in the current year.  Our net charge-offs increased in 2010 compared 2009 due to the aging of our portfolio of leases and loans as well as the recent economic recession as discussed above.

Index

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. We write down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2010, 2009 and 2008.

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

Allowance for credit losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2010 and 2009, the Fund had $6.4 million and $15.0 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Index

Fair Value and Effectiveness of Interest Rate Swaps

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal or most advantageous market for the asset or liability at the measurement date (exit price). Because our derivatives are not listed on an exchange, these instruments are valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considers factors including interest rate yield curves, time value, credit factors and volatility factors. Although we have determined that the majority of the inputs used to value our derivatives fall within level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that its derivative valuations in their entirety are classified in level 2 of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2010 (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at December 31, 2010	$-	$(2,318)	$-	$(2,318)

Index

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following summarizes our results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$10,274	$17,569	(7,295)	(42)%
Rental income	1,581	2,750	(1,169)	(43)%
Losses on sales of equipment and lease dispositions, net	(585)	(626)	41	(7)%
Other	2,141	1,936	205	11%
	13,411	21,629	(8,218)	(38)%

Expenses:
Interest expense	7,554	12,862	(5,308)	(41)%
Loss on derivative activities	120	-	120	-
Interest expense - related party	771	-	771	-
Depreciation on operating leases	1,242	2,193	(951)	(43)%
Provision for credit losses	8,656	17,941	(9,285)	(52)%
General and administrative expenses	1,430	2,635	(1,205)	(46)%
Administrative expenses reimbursed to affiliate	1,621	2,491	(870)	(35)%
Management fees to affiliate	(215)	2,921	(3,136)	-
	21,179	41,043	(19,864)	(48)%
Net loss	$(7,768)	$(19,414)	11,646
Net loss allocated to limited partners	$(7,690)	$(19,220)	11,530

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt in during the year ended December 31, 2010 as compared to the year ended December 31, 2009.

The decrease in total revenues was primarily attributable to the following:

•
a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $127.6 million for the year ended December 31, 2010 as compared to $218.9 million for the year ended December 31, 2009, a decrease of $91.3 million (42%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2010 period compared to the 2009 period.

The decrease in total expenses was primarily attributable to the following:

•
a decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for year ended December 31, 2010 were $117.9 million as compared to $217.2 million as of December 31, 2009.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•
a significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.

•
a decrease in management fees to affiliate attributable to the decrease in our portfolio of equipment financing assets, since management fees are paid based on lease payments received. In 2010, the General Partner waived asset management fees including those accrued for in December 2009. In addition, approximately $2.0 million of management fees were waived for the year ended December 31, 2010. The General Partner has waived all future management fees.

•
a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the year ended December 31, 2010 and 2009 was $12.97 and $32.41, respectively, based on a weighted average number of limited partner units outstanding of 592,809 and 593,013, respectively.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

The following summarizes our results of operations for the years ended December 31, 2009 and 2008 (dollars in thousands):

			Increase (Decrease)
	2009	2008	$	%
Revenues:
Interest on equipment financings	$17,569	$25,812	(8,243)	(32)%
Rental income	2,750	4,351	(1,601)	(37)%
(Losses) gains on sales of equipment and lease dispositions, net	(626)	1,730	(2,356)	-
Other	1,936	2,887	(951)	(33)%
	21,629	34,780	(13,151)	(38)%

Expenses:
Interest expense	12,862	17,872	(5,010)	(28)%
Depreciation on operating leases	2,193	3,712	(1,519)	(41)%
Provision for credit losses	17,941	11,128	6,813	61%
General and administrative expenses	2,635	2,998	(363)	(12)%
Administrative expenses reimbursed to affiliate	2,491	2,626	(135)	(5)%
Management fees to affiliate	2,921	3,844	(923)	(24)%
	41,043	42,180	(1,137)	(3)%
Net loss	$(19,414)	$(7,400)	(12,014)
Net loss allocated to limited partners	$(19,220)	$(7,326)	(11,894)

The decrease in total revenues was primarily attributable to the following:

•
a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $218.9 million for the year ended December 31, 2009 as compared to $305.5 million for the year ended December 31, 2008, a decrease of $86.6 million (28%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2009 period compared to the 2008 period.

•	(Losses) gains on sales of equipment may vary significantly from period to period.

•	a decrease in other income, which consists primarily of late fee income.

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

These decreases were offset by an increase in our provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has increased to $11.4 million as of December 31, 2009 compared to $5.8 million as of December 31, 2008 due to the impact of the economic recession in the United States on our customers’ ability to make payments on their leases and loans, which resulted in an increase in non-performing assets as a percentage of finance receivables to 9.02% as of December 31, 2009 as compared to 5.74% as of December 31, 2008.

Index

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2010	2009	2008
Net cash (used by) provided by operating activities	$(907)	$11,367	$15,396
Net cash provided by investing activities	61,610	86,218	59,688
Net cash used in financing activities	(60,474)	(97,724)	(75,194)
Increase (decrease) in cash	$229	$(139)	$(110)

During the year ended December 31, 2010, cash increased by $229,000 which was primarily due to net proceeds from leases and loans of $69.9 million and an increase in borrowing on notes payable from related party of $8.0 million, partially offset by a net debt repayment of $69.3 million and distributions to our partners of $2.5 million. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in the net debt repayment.

For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March to July of 2010 at a rate of 8% per annum.  Ongoing distributions since August 2010 have been made at 2% and are dependent on us having sufficient cash and liquidity to make such distributions.

Partners’ distributions paid for the years ended December 31, 2010 and 2009 were $2.5 million and $2.8 million, respectively.  Prior to August 1, 2009, distributions to limited partners were paid at a rate of 8% per annum of invested capital. Cumulative partner distributions paid from our inception to December 31, 2010 were approximately $17.8 million.

In 2010, the General Partner waived asset management fees including those accrued for in December 2009.  Approximately $2.0 million of management fees were waived for the year ended December 31, 2010.   The General Partner has waived all future management fees.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. If the current economic recovery falters, we could continue to see a scarcity of available debt on terms beneficial to the partnership and higher than expected lease and loan defaults resulting in poorer fund performance than projected.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of December 31, 2010 (in thousands):

	Type	Facility Amount	Amount Outstanding	Amount Available	Amount of Collateral (1)
WestLB (2)	Revolving	$125,000	$53,174	(3)	$63,760
Series 2007-Term Securitization (4)	Term	29,463	29,463	N/A	42,992
		$154,463	$82,637	$-	$106,752

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

Index

(2)	We have no availability under this credit facility. Availability is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.

(3)
The WestLB revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the borrowings prior to March 2009 are calculated at LIBOR plus 1.20% per annum. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of December 31, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. This credit facility expired on June 30, 2010 , as discussed below, no additional borrowings are currently permitted under this facility.

(4)	The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.

In addition to the borrowings discussed above, in March 2010 we borrowed $8.0 million from Resource Capital Corporation (“RCC”), a related entity of ours through common management with RAI. The note bears interest at 12% per annum. Principal is payable monthly at one-sixtieth of one percent and interest is payable quarterly. Any unpaid principal was originally due and payable on March 4, 2011. Prior to such maturity, the loan was amended so that the unpaid amounts are now due on June 4, 2011. These funds were used as part of our ongoing efforts to reduce debt owed to WestLB, to reduce the balance owed to our general partner and to purchase more leases and loans in an effort to improve our operating results.

We are subject to certain financial covenants related to our debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure our equity adjusted for intangibles and amounts due to our General Partner. The maximum leverage covenants restrict the amount that we can borrow based on a ratio of our total debt compared to our net worth. The portfolio performance covenants generally provide that we would be in default if a specified percentage of our portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, our debt facilities include financial covenants covering affiliated entities responsible for servicing our portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service our portfolio. These entities include us, our General Partner and certain other affiliates involved in the sourcing and servicing of our portfolio. These covenants are similar in nature to our covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of our General Partner’s managed entities.

As of December 31, 2010, we were in breach of several covenants under our debt facility with WestLB that matured on June 10, 2010. Additionally, we are not in compliance with a covenant based on the minimum networth covenant of our affiliate responsible for servicing our portfolio. On April 7, 2011 we were notified by WestLB that we were in default of our loan agreement due to three ongoing covenant breaches.  These breaches related to the percentage of defaulted leases in our portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by our General Partner.  As a result the lender has advised us that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement.

The lender noted that such remedies include the right to (i) commence legal action to collect the obligations we owe it, (ii) declare all amounts immediately due and payable; (iii) repossess the collateral we have pledged to it under the loan agreement; and (iv) increase the interest rate we pay. If the lender repossessed and sold our collateral, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.

Notwithstanding the foregoing, we are not, nor have we been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the Lender has reserved its rights, it has not initiated exercise of any of the forgoing remedies.

In addition, our general partner is engaged in discussions with investment bankers to refinance all of its debt, including the amounts owed to WestLB and the amounts owed pursuant to the 2007-1 term securitization.  If it can refinance this debt, it intends to  use the expected proceeds to repay WestLB, the remaining debt from the 2007-1 term securitization and the RCC loan that matures June 4, 2011.

As a result, we do not expect WestLB to take any adverse steps to collect its loan balance.

Liquidity Summary

We have debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2010, our credit evaluation indicated a need for an allowance for credit losses of $5.3 million. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Index

The tightening of credit markets has and may continue to adversely affect our liquidity, particularly our ability to obtain or renew debt financing needed to execute our investment strategies. Specifically, we rely on both revolving and term debt facilities to fund our acquisitions of equipment financings.  A term debt facility is a loan that is contractually repaid over a period of time. If we are unable to obtain new debt or renew existing facilities that will allow us to invest the repayments of existing leases and loans into new investments, the volume of our leases and loans will be reduced.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk have been omitted as permitted under rules applicable to smaller reporting companies

Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. and subsidiaries (the “Fund”), as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund II, L.P. and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 14, 2011

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2010	2009
ASSETS
Cash	$239	$10
Restricted cash	15,870	20,378
Accounts receivable	65	77
Investment in leases and loans, net	86,922	159,015
Deferred financing costs, net	2,230	2,517
Other assets	272	601
Total assets	$105,598	$182,598

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$82,637	$151,981
Note payable - related party	7,988	-
Accounts payable and accrued expenses	317	488
Other liabilities	535	830
Derivative liabilities, at fair value	2,318	5,381
Due to affiliates	17,230	21,464
Total liabilities	111,025	180,144

Commitments and contingencies

Partners’ (Deficit) Capital:
General partner	(546)	(443)
Limited partners	(2,818)	7,318
Accumulated other comprehensive loss	(2,063)	(4,421)
Total partners’ (deficit) capital	(5,427)	2,454
Total liabilities and partners' (deficit) capital	$105,598	$182,598

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit and per unit data)

	Years Ended December 31,
	2010	2009	2008
Revenues:
Interest on equipment financings	$10,274	$17,569	$25,812
Rental income	1,581	2,750	4,351
Losses on sales of equipment and lease dispositions, net	(585)	(626)	1,730
Other	2,141	1,936	2,887
	13,411	21,629	34,780

Expenses:
Interest expense	7,554	12,862	17,872
Loss on derivative activities	120	-	-
Interest expense - related party	771	-	-
Depreciation on operating leases	1,242	2,193	3,712
Provision for credit losses	8,656	17,941	11,128
General and administrative expenses	1,430	2,635	2,998
Administrative expenses reimbursed to affiliate	1,621	2,491	2,626
Management fees to affiliate	(215)	2,921	3,844
	21,179	41,043	42,180
Net loss	$(7,768)	$(19,414)	$(7,400)
Net loss allocated to limited partners	$(7,690)	$(19,220)	$(7,326)

Weighted average number of limited partner units outstanding during the period	592,809	593,013	595,623
Net loss per weighted average limited partner unit	$(12.97)	$(32.41)	$(12.30)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(In thousands, except unit data)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’ Capital	Comprehensive
	Amount	Units	Amount	(Loss) Income	(Deficit)	(Loss) Income

Balance, January 1, 2008	$(99)	597,945	$41,855	$(4,614)	$37,142	-
Cash distributions paid	(48)	-	(4,778)	-	(4,826)	-
Redemption of limited partner units	-	(4,251)	(380)	-	(380)	-
Net loss	(74)	-	(7,326)	-	(7,400)	$(7,400)
Unrealized losses on financial derivatives	-	-	-	(5,102)	(5,102)	(5,102)
Amortization of gain on financial derivative	-	-	-	(382)	(382)	(382)
Balance, December 31, 2008	(221)	593,694	29,371	(10,098)	19,052	$(12,884)
Cash distributions paid	(28)	-	(2,756)	-	(2,784)	-
Redemption of limited partner units	-	(885)	(77)	-	(77)	-
Net loss	(194)	-	(19,220)	-	(19,414)	$(19,414)
Unrealized gains on financial derivatives	-	-	-	6,059	6,059	6,059
Amortization of gain on financial derivative	-	-	-	(382)	(382)	(382)
Balance, December 31, 2009	(443)	592,809	7,318	(4,421)	2,454	$(13,737)
Cash distributions	(25)	-	(2,446)	-	(2,471)	-
Net loss	(78)	-	(7,690)	-	(7,768)	$(7,768)
Unrealized gain on hedging derivitives	-	-	-	2,740	2,740	2,740
Amortization of gain on financial derivative	-	-	-	(382)	(382)	(382)
Balance, December 31, 2010	$(546)	592,809	$(2,818)	$(2,063)	$(5,427)	$(5,410)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(7,768)	$(19,414)	$(7,400)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Losses on sales of equipment and lease dispositions, net	585	626	(1,730)
Depreciation on operating leases	1,242	2,193	3,712
Provision for credit losses	8,656	17,941	11,128
Amortization of deferred financing costs	1,442	1,395	617
Amortization of gain on financial derivative	(382)	(382)	(382)
Unrealized gains on derivative hedging activities	(596)	-	-
Changes in operating assets and liabilities:
Accounts receivable	12	56	177
Other assets	602	(321)	685
Accounts payable and accrued expenses and other liabilities	(466)	(208)	(349)
Due to affiliates	(4,234)	9,481	8,938
Net cash (used in) provided by operating activities	(907)	11,367	15,396

Cash flows from investing activities:
Purchases of leases and loans	(7,777)	(7,696)	(99,638)
Proceeds from leases and loans	69,930	93,613	124,905
Proceeds from sale of leases to third - parties	-	-	35,551
Security deposits (returned) collected	(543)	301	(1,130)
Net cash provided by investing activities	61,610	86,218	59,688

Cash flows from financing activities:
Borrowings of debt	6,735	6,656	71,247
Repayment of debt	(76,079)	(109,419)	(140,673)
Borrowings - note payable - related party	8,000	-	-
Repayments - note payable - related party	(12)	-	-
Decrease in restricted cash	4,508	8,856	208
Increase in deferred financing costs	(1,155)	(956)	(770)
Redemption of limited partner units	-	(77)	(380)
Cash distributions to partners	(2,471)	(2,784)	(4,826)
Net cash used in financing activities	(60,474)	(97,724)	(75,194)

Increase (decrease) in cash	229	(139)	(110)
Cash, beginning of period	10	149	259
Cash, end of period	$239	$10	$149

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2010

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

As of December 31, 2010, in addition to its 1% general partnership interest, the General Partner also had invested $0.9 million for a 1.6% limited partnership interest in the Fund.

The Fund has evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

A reclassification has been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.  In the statement of operations, renewal income of approximately $260,000 and $ 398,000 for the years ended December 31, 2009 and 2008, respectively, that was previously included in “Interest on equipment financings” has been reclassified to “Other ”.

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

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $22,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Index

Concentration of Credit Risk

Financial instruments which potentially subject the Fund to concentrations of credit risk consist of excess cash. The Fund deposits its excess cash in high-quality financial institutions. As of December 31, 2010, the Fund had deposits at three banks totaling $16.2 million of which $15.7 million was over the insurance limit of the Federal Deposit Insurance Corporation. No losses have been experienced on such deposits.

As of December 31, 2010 and 2009 10%, and 13%, respectively, of the Fund’s leases and loans were located in California.

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2010, 2009 and 2008.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including:  1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2010 and 2009, the Fund had $ 6.4 million and $15.0 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Index

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

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to U.S. GAAP.

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and then was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in loss on derivatives. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  September 30, 2010 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

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

Index

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

Recent Accounting Standards

Newly Adopted Accounting Principles

The Fund adopted the following accounting guidance during the year ended December 31, 2010:

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses In July 2010, the Financial Accounting Standards Board (“FASB”) issued guidance that will require SEC filers to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.  The guidance is effective for the Fund as of December 15, 2010.  The Fund has provided the required disclosures in the notes to its consolidated financial statements (See Note 5).

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

Index

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Cash paid for:
Interest	$6,935	$12,314	$17,079

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2010	2009
Direct financing leases (a)	$63,493	$131,020
Loans (b)	26,775	35,152
Operating leases	1,974	4,223
	92,242	170,395
Allowance for credit losses	(5,320)	(11,380)
	$86,922	$159,015

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2010		2009
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$68,308	$31,010	$145,109	$41,426
Unearned income	(7,139)	(4,106)	(16,900)	(6,116)
Residuals, net of unearned residual income (a)	3,080	-	4,289	-
Security deposits	(756)	(129)	(1,478)	(158)
	$63,493	$26,775	$131,020	$35,152

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2010	2009
Equipment	$6,714	$12,061
Accumulated depreciation	(4,760)	(7,738)
Security deposits	20	(100)
	$1,974	$4,223

Index

At December 31, 2010, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Total
2011	$36,472	$12,617	$742	$49,831
2012	20,061	8,259	90	28,410
2013	8,051	5,774	17	13,842
2014	2,225	2,567	9	4,801
2015 and thereafter	1,499	1,793	-	3,292
	$68,308	$31,010	$858	$100,176

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow per new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $5.3 million) as of December 31, 2010 (in thousands):

Age of receivable	Investment in leases and loans	%
Current	$81,739	88.6%
Delinquent:
31 to 91 days past due	4,109	4.5%
Greater than 91 days (a)	6,394	6.9%

	$92,242	100.0%

The Fund had $6.4 million and $14.9 million of leases and loans on nonaccrual status as of December 31, 2010 and 2009, respectively.  The credit quality of the Fund’s investment in leases and loans as of December 31, 2010 is as follows (in thousands):

Performing	$85,848
Nonperforming	6,394
$92,242

Index

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2010	2009	2008
Allowance for credit losses, beginning of year	$11,380	$5,770	$1,960
Provision for credit losses	8,656	17,941	11,128
Charge-offs	(15,868)	(13,230)	(8,435)
Recoveries	1,152	899	1,117
Allowance for credit losses, end of year (a)	$5,320	$11,380	$5,770

(a)	End of year balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2010 and 2009, deferred financing costs include $2.2 million and $2.5 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2010 and 2009 was $3.8 million and $2.4 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending December 31 is as follows (in thousands):

2011	$928
2012	740
2013	561
2014	1
$2,230

 NOTE 7 – DEBT AND NOTE PAYABLE - RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			December 31, 2010
	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available	Interest rate per annum per agreement	Interest rate per annum adjusted for Swap (2)	December 31, 2009 Outstanding Balance
WestLB, AG (1)	Revolving	(3)	$125,000	$53,174	(3)	(3)	5.7%	$87,781

2007-01- Term Securitization - Class A-3 (4)	Term	July 2012	14,934	14,934	N/A	One month LIBOR + 0.20%	5.6%	49,671

2007-01 Term Securitization - Class B (4)	Term	March 2015	14,529	14,529	N/A	6.7%	6.7%	14,529

			$154,463	$82,637	$-			$151,981

(1)
The Fund has no availability under this credit facility. Availability is subject to having eligible leases or loans (as defined in the respective agreement) to pledge as collateral, compliance with covenants and the borrowing base formula.

(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.
(3)
This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum. Borrowings under this facility after March 2009 are a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of December 31, 2010, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. This credit facility expired on June 30, 2010 and as discussed below, no additional borrowings are currently permitted under this facility.  Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2010, $59.4 million of leases and loans and $4.3 million of restricted cash were pledged as collateral under this facility.

Index

(4)	As of December 31, 2010, $31.5 million of leases and loans and $11.5 million of restricted cash were pledged as collateral under this securitization.

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

As of December 31, 2010, we were in breach of several covenants under our debt facility with WestLB that matured on June 10, 2010. Additionally, we are not in compliance with a covenant based on the minimum net worth covenant of our affiliate responsible for servicing our portfolio. On April 7, 2011 we were notified by WestLB that we were in default of our loan agreement due to three ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in our portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by our General Partner.  As a result, the lender has advised us that it has reserved, and continues to reserve, all of its  rights and remedies provided for in the loan agreement.

The lender noted that such remedies include the right to (i) commence legal action to collect the obligations we owe it, (ii) declare all amounts immediately due and payable; (iii) repossess the collateral we have pledged to it under the loan agreement; and (iv) increase the interest rate we pay. If the lender repossessed and sold our collateral, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners.

Notwithstanding the foregoing, we are not, nor have we been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the Lender has reserved its rights, it has not initiated exercise of any of the forgoing remedies.

In addition, our general partner is engaged in discussions with investment bankers to refinance all of its debt, including the amounts owed to WestLB and the amounts owed pursuant to the 2007-1 term securitization.  If it can refinance this debt, it intends to  use the expected proceeds to repay WestLB, the remaining debt from the 2007-1 term securitization and the RCC loan that matures June 4, 2011.

As a result, we do not expect WestLB to take any adverse steps to collect its loan balance.

Note Payable related party:  In March 2010, the Fund borrowed $8.0 million from Resource Capital Corporation (“RCC”). RCC is an affiliate of the Fund through common management with RAI. The note bears interest at 12% per annum.  Principal is payable monthly at one-sixtieth of one percent and interest is payable quarterly. Any unpaid principal was originally due and payable on March 4, 2011. Prior to such maturity, the loan was amended so that the unpaid amounts are now due on June 4, 2011. The Fund expensed $771,000 of interest related to this loan for the year ended December 31, 2010. These funds were used as part of the Fund’s ongoing efforts to reduce debt owed to WestLB, to reduce the balance owed to the General Partners and to purchase more leases and loans in an effort to improve the Fund’s operating results.

Repayments Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that WestLB waives the aforementioned covenant breaches) over the next five years ended December 31, and thereafter, are as follows (in thousands):

2011	$47,889
2012	24,029
2013	12,527
2014	3,940
2015	2,240
$90,625

NOTE 8 – DERIVATIVE INSTRUMENTS

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2010, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2010, it could be required to settle its obligations under the agreements at their termination value of $2.1 million.

Index

At December 31, 2010, the Fund has 23 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015 which generally coincide with the maturity period of our portfolio of lease and loans.
The following tables present the fair value of the Fund’s derivative financial instruments not designated as hedging instruments, as well as their classification on the consolidated balance sheet as of December 31, 2010 and 2009, and on the consolidated statement of operations for the years ended December 31, 2010 and 2009 (in thousands):

	Notional Amount		Balance Sheet Location	Fair Value
	December 31,			December 31,
	2010	2009		2010	2009
Derivatives not designated as hedging instruments
Interest rate swap contracts	$167,118	$104,254	Derivative liabilities at fair value	$(2,318)	$308

	Amount of Gain or (Loss) Recognized in OCI on Derivatives		Location and Amount of Loss Reclassified from Accumulated OCI into Income
	Years Ended December 31,			Years Ended December 31,
Derivatives not designated as hedging instruments	2010	2009		2010	2009
Interest rate swap contracts	$(1,282)	$2,959	Interest expense	$(3,640)	$(8,637)

The following table presents the fair value of the Fund’s derivative financial instruments designated as hedging instruments as well as their classification on the consolidated balance sheets as of December 31, 2009:  There were no derivative financial instruments which were designated as hedging instruments as of December 31, 2010.

	Notional Amount	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate swap contracts	$134,755	Derivative liabilities at fair value	$(5,689)

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments. While this change may create future volatility in the Fund’s reported income statement results it is not expected to have any impact on the Fund’s future cash flows.

Simultaneously with the 2007 term securitization, the Fund terminated interest rate swap agreements with WestLB and Merrill Lynch with total underlying notional amounts of $298.8 million, resulting in a gain of $2.3 million which was recorded in other comprehensive income at September 30, 2007. The Fund is amortizing the gain to interest expense over the remaining term of the terminated swap agreements. For the years ended December 31, 2010 and 2009, $382,000 and $382,000, respectively, was recognized into interest expense. As of December 31, 2010, the unamortized balance of $887,000 is included in accumulated other comprehensive loss.  Assuming market rates remain constant with those at December 31, 2010, $181,000 of the $2.1 million in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

NOTE 9 – FAIR VALUE MEASUREMENT

For cash, receivables and payables, the carrying amounts approximate fair values because of the short term maturity of these instruments. The carrying value of debt approximates fair market value since interest rates approximate current market rates.

Index

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

Index

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at December 31, 2010	$-	$(2,318)	$-	$(2,318)
Interest Rate Swaps at December 31, 2009	$-	$(5,381)	$-	$(5,381)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2010	2009	2008
Acquisition fees	$153	$123	$1,866
Management (credit) fees	(215)	2,921	3,844
Administrative expenses	1,621	2,491	2,626

Acquisition Fees: The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2 % for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  In 2010, the General Partner waived asset management fees including those accrued for in December 2009.  Approximately $2.0 million of management fees were waived for the year ended December 31, 2010.  The General Partner has waived all future management fees.

Index

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

Note Payable related party:  In March 2010, the Fund borrowed $8.0 million from Resource Capital Corporation (“RCC”). RCC is an affiliate of the Fund through common management with RAI. The note bears interest at 12% per annum.  Principal is payable monthly at one-sixtieth of one percent and interest is payable quarterly. Any unpaid principal and interest are due on June 4, 2011. The Fund expensed $771,000 of interest related to this loan for the year ended December 31, 2010.

Distributions:. The General Partner owns a 1% general partner interest and a 1.6% limited partner interest in us. The General Partner was paid cash distributions of $25,000 and $39,000, respectively, for its general partner and limited partner interests in the Fund in 2010.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $2.3 million calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2010, the Fund has no remaining Repurchase Commitment.

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

Index

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2010, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None.

Index

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	58	Chairman of the Board of Directors and Chief Executive Officer
Miles Herman	51	President, Chief Operating Officer and Director
Jonathan Z. Cohen	40	Director
Alan D. Schreiber, M.D.	69	Director
Linda Richardson	63	Director
Jeffrey F. Brotman	47	Director
Robert K. Moskovitz	54	Chief Financial Officer
David H. English	60	Executive Vice President and Chief Investment Officer

Crit S. DeMent has been Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves on the Executive Committee of the Board of Directors of the Equipment Leasing and Finance Association.

Miles Herman has been President, Chief Operating Officer, and a Director of LEAF Financial since January 2002. Mr. Herman also serves as President, Chief Operating Officer and as a Director of LEAF Asset Management since 2006. Mr. Herman has served as a Director of LEAF Funding since January 2004. He was a Senior Vice President of LEAF Funding from 2004 until 2009 and an Executive Vice President from 2009 until the present. Beginning January 1, 2011, Mr. Herman serves as the Chief Operating Officer, and a Director of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  Mr. Herman held various senior operational offices with Fidelity Leasing, Inc. and its successor from 1998 to 2001, ending as Senior Vice President. From 1990 to 1998, he held various operational, marketing, program management, business development and sales positions with Tokai Financial, most recently as Director of Capital Markets. Before that, he served as Vice President, Operations and Sales at LSI Leasing Services, Inc. from 1989 to 1990, and as a manager of operations at Master Lease Corporation from 1984 to 1989. Mr. Herman holds a Bachelor of Science degree from Villanova University.

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

Index

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009, and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004.  Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

David H. English has been an Executive Vice President and Chief Investment Officer of LEAF Financial since April 2003 and Assistant Secretary of LEAF Financial since June 2007. Mr. English also serves as Executive Vice President and Chief Investment Officer of LEAF Asset Management since it was formed in August 2006, and as President and a Director of LEAF Funding since May 2003. Beginning January 1, 2011, Mr. English serves as the Executive Vice President and Chief Investment Officer of LEAF Commercial Capital, Inc, a new LEAF formed subsidiary of LEAF Financial.  From 1996 until joining LEAF Financial, Mr. English was the Senior Vice President-Risk Management for Citi-Capital Vendor Finance’s Technology Finance Group, and its predecessor, Fidelity Leasing, Inc., where he held a similar position. From 1991 to 1996 Mr. English held various credit and operational management positions with Tokai Financial Services, Inc., including Director of Credit for the small ticket leasing division. Mr. English served in credit management positions with the Commercial Finance Division of General Electric Capital Corporation from 1990 to 1991 and with Equitable Life Leasing Corporation from 1985 through 1990. Mr. English began his career with Household Finance Corporation in 1974. Mr. English is a 1975 graduate of the University of Pittsburgh with a B.S. degree in Mathematics.

Index

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by Resource America, Inc. that applies to the principal executive officer and principal financial officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by a request to our General Partner at LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 1,399 limited partners as of December 31, 2010.
(b)
In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2010 our General Partner owned 9,399 of our limited partner units. These purchases of limited partner units by the Fund’s General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.
(d)	Our General Partner’s name and address is LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

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

	Years Ended December 31,
	2010	2009	2008
Acquisition fees	$153	$123	$1,866
Management (credit) fees	(215)	2,921	3,844
Administrative expenses	1,621	2,491	2,626

Acquisition Fees: The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2 % for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  Beginning December 1, 2009, the General Partner waived asset management fees.  Approximately $2.0 million of management fees were waived for the year ended December 31, 2010.  The General Partner has waived all future management fees.

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

Note Payable- related party:  In March 2010, the Fund borrowed $8.0 million from Resource Capital Corporation (“RCC”). RCC is an affiliate of the Fund through common management with RAI. The note bears interest at 12% per annum.  Principal is payable monthly at one-sixtieth of one percent and interest is payable quarterly. Any unpaid principal and interest are due on June 4, 2011. The Fund expensed $771,000 of interest related to this loan for the year ended December 31, 2010.

Index

Distributions. Our General Partner owns a 1% general partner interest and a 1.6% limited partner interest in us. The General Partner was paid cash distributions of $25,000 and $39,000 respectively, for its general partner and limited partner interests in us in 2010.

Additionally, our General Partner is entitled to the following fees (if applicable):

•
a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. During the reinvestment period, these commissions are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8%, compounded daily, on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2010 and 2009; and

•
a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2010 or 2009.

During our offering period, the General Partner received an organization and offering expense allowance of 3% of offering proceeds to reimburse it for expenses incurred in preparing us for registration or qualification under federal and state securities laws and subsequently offering and selling our units. This expense allowance does not cover underwriting fees or sales commissions, but does cover reimbursement of bona fide accountable due diligence expenses of selling dealers to a maximum of one-half of 1% of offering proceeds. There were no organization and offering expenses reimbursed to our General Partner for the years ended December 31, 2010or 2009.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $117,000 and $151,000 in the years ending December 31, 2010 and 2009, respectively.

Audit-Related Fees. We did not incur fees in 2010 for other services not included above.

Tax Fees. We did not incur fees in 2010 for other services not included above.

All Other Fees. We did not incur fees in 2010 for other services not included above.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor.

Our General Partner’s Board of Directors reviews and approves in advance any audit and any permissible non-audit engagement or relationship between us and our independent auditors.

Index

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

Index

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, the General Partner

April 14, 2011	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Chairman of the Board and Chief Executive Officer of
/s/ Crit S. DeMent	the General Partner	April 14, 2011
CRIT S. DEMENT	(Principal Executive Officer)

/s/ Miles Herman	President, Chief Operating Officer and Director of the	April 14, 2011
MILES HERMAN	General Partner

/s/ Robert K. Moskovitz	Chief Financial Officer	April 14, 2011
ROBERT K. MOSKOVITZ	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	April 14, 2011
JONATHAN Z. COHEN

/s/ Alan D. Schreiber, M.D.	Director of the General Partner	April 14, 2011
ALAN D. SCHREIBER, M.D.

/s/ Linda Richardson	Director of the General Partner	April 14, 2011
LINDA RICHARDSON

/s/ Jeffrey F. Brotman	Director of the General Partner	April 14, 2011
JEFFREY F. BROTMAN