Form 10-Q
period 2011-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2011-05-16
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Cash	$129	$239
Restricted cash	15,024	15,870
Accounts receivable	55	65
Investment in leases and loans, net	72,154	86,922
Deferred financing costs, net	2,016	2,230
Other assets	263	272
Total assets	$89,641	$105,598

LIABILITIES AND PARTNERS’ (DEFICIT) CAPITAL
Liabilities:
Debt	$68,979	$82,637
Note payable - related party	7,984	7,988
Accounts payable and accrued expenses	464	317
Other liabilities	531	535
Derivative liabilities, at fair value	1,699	2,318
Due to affiliate	17,036	17,230
Total liabilities	96,693	111,025

Commitments and contingencies

Partners’ (Deficit):
General partner	(564)	(546)
Limited partners	(4,584)	(2,818)
Accumulated other comprehensive loss	(1,904)	(2,063)
Total partners’ (deficit)	(7,052)	(5,427)
Total liabilities and partners’ (deficit)	$89,641	$105,598

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Interest on equipment financings	$1,608	$3,014
Rental income	222	517
Losses on sales of equipment and lease dispositions, net	(312)	(700)
Other	345	484
	1,863	3,315

Expenses:
Interest expense	759	2,714
Loss on derivative activities	184	—
Interest expense - related party	240	38
Depreciation on operating leases	191	402
Provision for credit losses	1,612	2,459
General and administrative expenses	166	608
Administrative expenses reimbursed to affiliate	201	490
Management fees to affiliate	—	562
	3,353	7,273
Net loss	$(1,490)	$(3,958)
Net loss allocated to limited partners	$(1,475)	$(3,918)
Weighted average number of limited partner units outstanding during the period	592,809	592,809
Net loss per weighted average limited partner unit	$(2.49)	$(6.61)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Deficit	(Loss) Income

Balance, January 1, 2011	$(546)	592,809	$(2,818)	$(2,063)	$(5,427)
Cash distributions	(3)	—	(291)	—	(294)
Net loss	(15)	—	(1,475)	—	(1,490)	$(1,490)
Unrealized loss on hedging derivitives	—	—	—	254	254	254
Amortization of gain on financial derivative	—	—	—	(95)	(95)	(95)
Balance, March 31, 2011	$(564)	592,809	$(4,584)	$(1,904)	$(7,052)	$(1,331)

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,490)	$(3,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on sales of equipment and lease dispositions, net	312	700
Depreciation on operating leases	191	402
Provision for credit losses	1,612	2,459
Amortization of deferred financing costs	214	576
Amortization of gain on financial derivative	(95)	(95)
Unrealized gains on derivative hedging activities	(365)	—
Changes in operating assets and liabilities:
Accounts receivable	10	7
Other assets	9	334
Accounts payable and accrued expenses and other liabilities	143	(173)
Due to affiliate	(194)	(5,032)
Net cash provided by (used in) operating activities	347	(4,780)

Cash flows from investing activities:
Purchases of leases and loans	—	(7,690)
Proceeds from leases and loans	12,691	19,084
Security deposits returned	(38)	(46)
Net cash provided by investing activities	12,653	11,348

Cash flows from financing activities:
Borrowings of debt	—	6,735
Repayment of debt	(13,658)	(20,833)
Borrowings - note payable - related party	—	8,000
Repayments - note payable - related party	(4)	—
Decrease in restricted cash	846	213
Increase in deferred financing costs	—	(280)
Cash distributions to partners	(294)	(368)
Net cash used in financing activities	(13,110)	(6,533)

(Decrease) increase in cash	(110)	35
Cash, beginning of period	239	10
Cash, end of period	$129	$45

The accompanying notes are an integral part of these consolidated financial statements.

INDEX

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2011
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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and secured loans during the maturity period, the Fund is expected to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its maturity period beginning in October 2011. Contractually, the Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

As of March 31, 2011, in addition to its 1% general partnership interest, the General Partner also had invested $0.9 million for a 1.6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 fiscal year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 14, 2011

Reclassification

A reclassification has been made to the 2010 consolidated financial statements to conform to the 2011 presentation.  In the statement of operations, renewal income of approximately $62,000 for the three months ended March 31, 2010, that was previously included in “Interest on equipment financings” has been reclassified to “Other”.

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

INDEX

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the three months ended March 31, 2011 and 2010.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Derivative Instruments

 The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to US GAAP.

 Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the overall gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and then was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

INDEX

 Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting and periodic settlements of contracts, are recognized immediately in loss on derivatives. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change

 For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  March 31, 2011 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of March 31, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash paid for:
Interest	$472	$679

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Direct financing leases (a)	$52,401	$63,493
Loans (b)	23,482	26,775
Operating leases	1,581	1,974
	77,464	92,242
Allowance for credit losses	(5,310)	(5,320)
	$72,154	$86,922

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 7% to 14%.

INDEX

The components of direct financing leases and loans, net, are as follows (in thousands):

	March 31,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$56,007	$27,197	$68,308	$31,010
Unearned income	(5,701)	(3,589)	(7,139)	(4,106)
Residuals, net of unearned residual income (a)	2,801	—	3,080	—
Security deposits	(706)	(126)	(756)	(129)
	$52,401	$23,482	$63,493	$26,775

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2011	2010
Equipment	$5,625	$6,714
Accumulated depreciation	(4,072)	(4,760)
Security deposits	28	20
	$1,581	$1,974

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $5.3 million) as of March 31, 2011 (in thousands):

	Investment in
Age of receivable	leases and loans	%
Current	$68,746	88.7%
Delinquent:
31 to 91 days past due	1,925	2.5%
Greater than 91 days (a)	6,793	8.8%

	$77,464	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $6.8 million and $6.4 million of leases and loans on nonaccrual status as of March 31, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2011 is as follows (in thousands):

Performing	$70,671
Nonperforming	6,793
$77,464

INDEX

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2011	2010
Allowance for credit losses, beginning of year	$5,320	$11,380
Provision for credit losses	1,612	2,459
Charge-offs	(1,902)	(9,710)
Recoveries	280	71
Allowance for credit losses, end of period (a)	$5,310	$4,200

(a)	End of period balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of March 31, 2011 and December 31, 2010, deferred financing costs include $2.0 million and $2.2 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of March 31, 2011 and December 31, 2010 was $4.0 million and $3.8 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending March 31 is as follows (in thousands):

2011	$910
2012	716
2013	390
$2,016

 NOTE 7 – DEBT

The Fund’s debt consists of the following (in thousands):

			March 31, 2011
					Interest rate
				Interest rate	per annum
			Amount	per annum per	adjusted for	December 31, 2010
	Type	Maturity Date	Outstanding	agreement	Swaps	Outstanding Balance
WestLB, AG (1)	Revolving	June 30, 2010	$45,082	LIBOR +1.2%	5.7%	$53,174

2007-01- Term
Securitization - Class				One month
A-3 (2)	Term	July 2012	9,368	LIBOR + 0.20%	5.6%	14,934

2007-01 Term
Securitization - Class
B (2)	Term	March 2015	14,529	6.7%	6.7%	14,529

			$68,979			$82,637

(1)
The Fund has no availability under this credit facility. Availability is subject to having eligible leases or loans (as defined in the respective agreement) to pledge as collateral, compliance with covenants and the borrowing base formula. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum. Borrowings under this facility after March 2009 are a rate of LIBOR plus 2.50% per annum. This credit facility expired on June 30, 2010 and renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. We will continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral.  Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2011, $50.9 million of leases and loans and $4.3 million of restricted cash were pledged as collateral under this facility.

INDEX

(2)	As of March 31, 2011, $25.9 million of leases and loans and $11.5 million of restricted cash were pledged as collateral under this securitization.

The Fund is subject to certain financial covenants related to its debt facility with WestLB. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio. As of March 31, 2011, the Fund was in breach of several covenants under its debt facility with WestLB that matured on June 10, 2010.  Additionally, the Fund is not in compliance with a covenant based on the minimum net worth covenant of its affiliate responsible for servicing the Fund's portfolio.  On April 7, 2011 the Fund was notified by WestLB that it was in default of its loan agreement due to three ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by the Fund's General Partner.  As a result, the lender has advised the Fund that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement.

The lender noted that such remedies include the right to (i) commence legal action to collect the obligations we owe it, (ii) declare all amounts immediately due and payable; (iii) repossess the collateral we have pledged to it under the loan agreement; and (iv) increase the interest rate that the Fund pay’s.  If the lender repossessed and sold the Fund’s collateral, a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners.

Notwithstanding the foregoing, the Fund is not, nor has been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the Lender has reserved its rights, it has not initiated exercise of any of the forgoing remedies.

In addition, our general partner is engaged in discussions with investment bankers to refinance all of  the Funds debt, including the amounts owed to WestLB and the amounts owed pursuant to the 2007-1 term securitization.  If the general partner can refinance this debt, it intends to use the expected proceeds to repay WestLB, the remaining debt from the 2007-1 term securitization and the Resource Capital Corporation (“RCC”) loan that matures June 4, 2011.

Note Payable related party:  In March 2010, the Fund borrowed $8.0 million from RCC. RCC is an affiliate of the Fund through common management with RAI. The note bears interest at 12% per annum.  Principal is payable monthly at one-sixtieth of one percent and interest is payable quarterly. Any unpaid principal was originally due and payable on March 4, 2011.  Prior to such maturity, the loan was amended so that the unpaid amounts are now due on June 4, 2011.  These funds were used as part of the Fund’s ongoing efforts to reduce debt owed to WestLB, to reduce the balanced owed to the General Partners and to purchase more leases and loans in an effort to improve the Fund’s operating results.

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that WestLB waives the aforementioned covenant breaches) over the next five years ended March 31, and thereafter, are as follows (in thousands):

2011	$41,597
2012	20,841
2013	9,254
2014	3,337
2015	1,934
$76,963

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

INDEX

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of March 31, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2011, it could be required to settle its obligations under the agreements at their termination value of $1.7 million.

At March 31, 2011, the Fund has 23 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  March 31, 2011, and on the consolidated statement of operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Notional Amount		Fair Value
	March 31,		March 31,
	2011	Balance Sheet Location	2011
Derivatives not designated as hedging instruments
Interest rate swap contracts	$51,841	Derivative liabilities at fair value	$(1,699)

	Amount of Gain Recognized in OCI on Derivatives			Location and Amount of Loss reclassified from Accumulated OCI into Income
	Three Months Ended March 31,			Three Months Ended March 31,
	2011	2010		2011	2010
Derivatives not designated as hedging instruments
Interest rate swap contracts	$486	$552	Interest expense	$(644)	$(1,435)

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss which is being amortized into earnings over the remaining term of the Fund’s debt. As of March 31, 2011, $2.7 million of the unrealized loss remains in accumulated other comprehensive loss and approximately $1.0 million is expected to be charged to earnings over the next 12 months.  The election to discontinue hedge accounting may create future volatility in the Fund’s reported income statement results it is not expected to have any impact on the Fund’s future cash flows.

Simultaneously with the 2007 term securitization, the Fund terminated interest rate swap agreements, resulting in a gain of $2.3 million which is being amortized as a reduction of interest expense over the remaining term of the terminated swap agreements. For the three months ended March 31, 2011 and 2010, $95,000, was recognized into interest expense. As of March 31, 2011, the unamortized gain balance of $791,000 is included in accumulated other comprehensive loss.

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at March 31, 2011	$—	$(1,699)	$—	$(1,699)
Interest Rate Swaps at December 31, 2010	$—	$(2,318)	$—	$(2,318)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2011	2010
Acquisition fees	$—	$151
Management fees	—	562
Administrative expenses	201	490

Acquisition Fees: The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

INDEX

Management Fees: The General Partner is paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2 % for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  Beginning December 1, 2009, the General Partner waived asset management fees.  Effective January1, 2011, The General Partner has waived all future management fees.

Administrative Expenses: The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which don’t exceed the General Partner’s cost of those fees or services.

Due to Affiliate:  Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Note Payable to related party:  See Note 7 for a further discussion.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $2.3 million calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of March 31, 2011, the Fund has no remaining Repurchase Commitment.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) Our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

INDEX

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

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm.  In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled.  We proactively negotiated with lenders to prevent them from foreclosing on any collateral, or requiring a distressed sale of leases that would have badly impaired capital.  Additionally, our General Partner has deferred payment of fees and reimbursement of expenses totaling approximately $17.0 million from inception through December 31, 2010, in order to preserve cash for us.  Additionally, the General Partner will not earn additional management fees for future services.  When we enter our maturity phase in October 2011, we will be prohibited under the partnership agreement from acquiring new leases.

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

General Economic Overview

The overall U.S. economic outlook remains unsettled.  In particular the small to medium sized business community has not fared as well as the larger businesses with respect to the economic recovery.  This is significant as our portfolio is composed primarily of equipment leases and loans to the small to medium size business community, and as stated the small to medium size business community is trailing behind other business segments in the economic recovery.  In fact, as reported by the U.S. Chamber of Commerce in its Small business Outlook Survey – April 2011, “The small business climate has deteriorated.  Small business owners almost universally agree – by a 73% to 17% margin – that the climate of the last two years has hindered their growth.”

This decline in business performance and expectations is also seen in several other widely followed indicators of economic performance.

●
The U.S. housing market, historically a significant contributor to economic growth and wealth, continues to be depressed.  On April 26, 2011 the S&P/Case-Shiller Home Price Report for February  2011 was released and reported that single family home prices fell for an eighth consecutive month.  The report went on to state “Recent data on existing-home sales, housing starts, foreclosure activity and employment confirm we are still in a slow recovery.”

●
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for March 2011 declined. “There were sharp declines in sales, new credit applications, dollar collections and the amount of credit extended. . .”

●
The Institute of Supply Management reports that its non-manufacturing index declined in March 2011 as compared to February 2011. Similarly the Institute of Supply Management’s manufacturing index declined in March 2011 as compared to February 2011. Significantly both indices reported declines in new orders.

INDEX

●
The MLFI-25 Monthly Leasing and Finance Index published by the Equipment Lease and Finance Association reported increases in both delinquencies and charge-offs in March 2011 as compared to February 2011.

These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains in an unsettled state, periodic swings in our portfolio performance may be expected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2011	2010
Investment in leases and loans, net	$72,154	$86,922

Number of contracts	12,800	13,600
Number of individual end users (a)	11,200	12,000
Average original equipment cost	$24.9	$24.8
Average initial lease term (in months)	63	62
Average remaining lease term (in months)	22	22
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	28%	28%
Medical Equipment	18%	18%
Water Purification	11%	10%
Office Equipment	10%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Retail Trade	13%	13%
Manufacturing	12%	12%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilize debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of March 31, 2011 and December 31, 2010, our outstanding bank debt was $69.0 million and $82.6 million, respectively.

INDEX

Portfolio Performance

 The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the

	Three Months Ended March 31,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$77,464	$148,306	$(70,842)	(48)%
Less: allowance for credit losses	5,310	4,200	1,110	26%
Investment in leases and loans, net	$72,154	$144,106	$(71,952)	(50)%

Weighted average investment in direct financing leases and loans	$83,333	$157,346	$(74,013)	(47)%
Non-performing assets	$6,794	$6,156	$638	10%
Charge-offs, net of recoveries	$1,622	$9,639	$(8,017)	(83)%
As a percentage of finance receivables:
Allowance for credit losses	6.85%	2.83%
Non-performing assets	8.77%	4.15%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.95%	6.13%

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge-off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the US economy recovers.  Our non-performing assets as a percentage of finance receivables, has increased from 4.15% at March 31, 2010 to 8.77% at March 31, 2011, primarily due to the decrease in the portfolio of leases and loans.  Our net charge-offs decreased in the three months ended March 31, 2011 as compared to March 31, 2010, also due the decline in our portfolio of leases and loans as well as the recent economic recession as discussed above.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through March 31, 2011.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

The following summarizes our results of operations for the three months ended March 31, 2011 and three months ended March 31, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$1,608	$3,014	(1,406)	(47)%
Rental income	222	517	(295)	(57)%
Losses on sales of equipment and lease dispositions, net	(312)	(700)	388	(55)%
Other	345	484	(139)	(29)%
	1,863	3,315	(1,452)	(44)%

Expenses:
Interest expense	759	2,714	(1,955)	(72)%
Loss on derivative activities	184	—	184	—%
Interest expense - related party	240	38	202	—
Depreciation on operating leases	191	402	(211)	(52)%
Provision for credit losses	1,612	2,459	(847)	(34)%
General and administrative expenses	166	608	(442)	(73)%
Administrative expenses reimbursed to affiliate	201	490	(289)	(59)%
Management fees to affiliate	—	562	(562)
	3,353	7,273	(3,920)	(54)%
Net loss	$(1,490)	$(3,958)	2,468
Net loss allocated to limited partners	$(1,475)	$(3,918)	2,443

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt in during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

The decrease in total revenues was primarily attributable to the following:

•
a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $83.3 million for the three months ended March 31, 2011 as compared to $157.3 million for the three months ended March 31, 2010, a decrease of $74.0 million (47%).

INDEX

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

          The decrease in total revenue was offset by the following:

•	a decrease in losses on sales of equipment. Gain or losses on sale of equipment vary significantly from period to period.

The decrease in total expenses was primarily attributable to the following:

•
a decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended March 31, 2011 were $76.5 million as compared to $143.2 million for the three months ended March 31, 2010.

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

•	a decrease in management fees as beginning December 1, 2009, the General Partner waived asset management fees. The General Partner has waived all future management fees.

•
a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2011 and 2010 was $2.49 and $6.61, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is obtained by the collection of lease and loan payments after payments of debt principal and interest on debt. Our primary cash requirements, in addition to normal operating expenses, are for debt service, investment in leases and loans and distributions to partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	2011	2010
Net cash provided by (used in) operating activities	347	(4,780)
Net cash provided by investing activities	12,653	11,348
Net cash used in financing activities	(13,110)	(6,533)
(Decrease) increase in cash	(110)	35

During the three months ended March 31, 2011, cash decreased by $110,000 which was primarily due to net proceeds from leases and loans of $14.8 million, partially offset by a net debt repayment of $13.7 million and distributions to our partners of $294,000. As a result of increased delinquencies, the amount of borrowing availability under our leases and loans was reduced, resulting in the net debt repayment.

For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March of 2010 at a rate of 2% per annum.

Partners’ distributions paid for the three months ended March 31, 2011 and 2010 were $294,000 and $368,000, respectively.  Prior to August 1, 2009, distributions to limited partners were paid at a rate of 8% per annum of invested capital. Cumulative partner distributions paid from our inception to March 31, 2011 were approximately $18.0 million. Ongoing distributions are dependent on us having sufficient cash and liquidity to make such distributions.

Beginning December 1, 2009, the General Partner waived asset management fees.  Approximately $336,000 of management fees were waived for the three months ended March 31, 2011.  The General Partner has waived all future management fees.

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

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of March 31, 2011 (in thousands):

	Type	Amount Outstanding	Amount of Collateral (1)
WestLB (2)	Revolving	$45,082	$55,122
Series 2007-Term Securitization (3)	Term	23,897	36,922
		$68,979	$92,044

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

(2)
We have no availability under this credit facility.  Availability is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.  The WestLB revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the borrowings prior to March 2009 are calculated at LIBOR plus 1.20% per annum. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of March 31, 2011, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. This credit facility expired on June 30, 2010 and renewal discussions are ongoing. Unless renewal occurs, there are no additional borrowings available on this facility. We will continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

(3)
The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts. See Note 7 for a further discussion.

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

We are subject to certain financial covenants related to our debt facility with WestLB. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency.  As of March 31, 2011, we were in breach of several covenants under our debt facility with WestLB that matured on June 10, 2010. Additionally, we are not in compliance with a covenant based on the minimum net worth covenant of our affiliate responsible for servicing our portfolio.  On April 7, 2011 we were notified by WestLB that we were in default of our loan agreement due to three ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in our portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by our General Partner.  As a result the lender has advised us that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement.

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

INDEX

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

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At March 31, 2011, our credit evaluation indicated a need for an allowance for credit losses of $5.3 million. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

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

To date, our general partner has been successful in obtaining new debt financing and either extending or refinancing our credit facilities prior to their maturities; however, there can be no assurance that we will be able to continue to do so, as such activities are dependent on many factors beyond our control, including general economic and credit conditions. We continue to seek additional sources of financing, including expanded bank financing that will enable us to originate investments and generate income while preserving capital. We expect that future financings may be at higher interest rates with lower leverage. As a result, our profitability may be negatively impacted if we are unable to increase our lease and loan rates to offset increases in borrowing rates.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended  March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

INDEX

PART II. OTHER INFORMATION

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, the General Partner

May 16, 2011	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

May 16, 2011	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer