Form 10-Q
period 2011-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2011-08-09
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________to ______________

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

PART1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Cash	$207	$239
Restricted cash	13,605	15,870
Accounts receivable	28	65
Investment in leases and loans, net	59,332	86,922
Deferred financing costs, net	1,727	2,230
Other assets	151	272
Total assets	$75,050	$105,598

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$56,627	$82,637
Note payable - related party	7,958	7,988
Accounts payable and accrued expenses	471	317
Other liabilities	380	535
Derivative liabilities, at fair value	1,349	2,318
Due to affiliate	17,073	17,230
Total liabilities	83,858	111,025

Commitments and contingencies (Note 11)

Partners’ Deficit:
General partner	(583)	(546)
Limited partners	(6,479)	(2,818)
Accumulated other comprehensive loss	(1,746)	(2,063)
Total partners’ deficit	(8,808)	(5,427)
Total liabilities and partners' deficit	$75,050	$105,598

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$1,323	$2,767	$3,061	$5,843
Rental income	271	455	492	972
Gains/(losses) on sale of equipment and lease dispositions, net	41	153	(271)	(547)
Other income	252	817	468	1,239
	1,887	4,192	3,750	7,507

Expenses:
Interest expense	708	2,225	1,467	4,939
Loss on derivative activities	307	-	491	-
Interest expense - related party	230	243	470	281
Depreciation on operating leases	157	352	348	754
Provision for credit losses	1,519	1,951	3,131	4,410
General and administrative expenses	411	414	577	1,022
Administrative expenses reimbursed to affiliate	166	472	367	962
Management fees to affiliate	-	(777)	-	(215)
	3,498	4,880	6,851	12,153
Net loss	$(1,611)	$(688)	$(3,101)	$(4,646)
Net loss allocated to limited partners	$(1,595)	$(681)	$(3,070)	$(4,600)
Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net loss per weighted average limited partner unit	$(2.66)	$(1.15)	$(5.13)	$(7.76)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Deficit	(Loss) Income

Balance, January 1, 2011	$(546)	592,809	$(2,818)	$(2,063)	$(5,427)
Cash distributions	(6)	-	(591)	-	(597)
Net loss	(31)	-	(3,070)	-	(3,101)	$(3,101)
Amortization of net loss on financial derivatives	-	-	-	317	317	317
Balance, June 30, 2011	$(583)	592,809	$(6,479)	$(1,746)	$(8,808)	$(2,784)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,101)	$(4,646)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on sales of equipment and lease dispositions, net	271	547
Depreciation on operating leases	348	754
Provision for credit losses	3,131	4,410
Amortization of deferred financing costs	583	868
Net gain on derivative activities	(652)	(191)
Changes in operating assets and liabilities:
Accounts receivable	37	9
Other assets	121	566
Accounts payable and accrued expenses, notes payable, and other liabilities	(27)	154
Due to affiliate	(157)	(5,175)
Net cash provided by (used in) operating activities	554	(2,704)

Cash flows from investing activities:
Purchases of leases and loans	-	(7,777)
Proceeds from leases and loans	23,944	37,236
Security deposits returned	(104)	(338)
Net cash provided by investing activities	23,840	29,121

Cash flows from financing activities:
Borrowings of debt	-	6,735
Repayment of debt	(26,010)	(41,558)
Borrowings - note payable - related party	-	8,000
Repayments - note payable - related party	(4)	-
Decrease in restricted cash	2,265	2,524
Increase in deferred financing costs	(80)	(505)
Cash distributions to partners	(597)	(1,575)
Net cash used in financing activities	(24,426)	(26,379)

(Decrease) increase in cash	(32)	38
Cash, beginning of period	239	10
Cash, end of period	$207	$48

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2011
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

As of June 30, 2011, in addition to its 1% general partnership interest, the General Partner also had invested $0.9 million for a 1.6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 calendar year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 14, 2011.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, impairment of long-lived assets and the fair value and effectiveness of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Investments in Leases and Loans

The Fund’s investments in leases and loans consist of direct financing leases, operating leases and loans.

Index

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon the General Partner’s history with regard to the realization of residuals, available industry data and the General Partner’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during each of the six month periods ended June 30, 2011 and 2010.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of collectors. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Derivative Instruments

 The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to U. S. GAAP.

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

 Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately in loss on derivative activities on the accompanying Consolidated Statements of Operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

Index

 For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  June 30, 2011 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of June 30, 2011:

Troubled Debt Restructurings - In 2010, the FASB issued guidance that required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  In January 2011, the FASB deferred the effective date of these disclosures.  In April 2011, the FASB issued additional guidance related to determining whether a creditor has granted a concession, including factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibits creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and adds factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in the April issuance also ends the FASB’s deferral of certain additional disclosures about troubled debt restructurings.  This guidance is not expected to have a material impact on the Fund’s consolidated financial statements, results of operations or cash flows.  For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund is currently evaluating the impact this amendment will have, if any, on its financial statements.

Index

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash paid for:
Interest	$426	$655	$898	$1,334

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Direct financing leases (a)	$41,357	$63,493
Loans (b)	19,754	26,775
Operating leases	1,071	1,974
	62,182	92,242
Allowance for credit losses	(2,850)	(5,320)
	$59,332	$86,922

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 96 months.
(b)	The interest rates on loans generally range from 7% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$43,763	$22,686	$68,308	$31,010
Unearned income	(4,216)	(2,813)	(7,139)	(4,106)
Residuals, net of unearned residual income (a)	2,491	-	3,080	-
Security deposits	(681)	(119)	(756)	(129)
	$41,357	$19,754	$63,493	$26,775

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2011	2010
Equipment	$4,070	$6,714
Accumulated depreciation	(2,994)	(4,760)
Security deposits	(5)	20
	$1,071	$1,974

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $2.9 million and $5.3 million) as of June 30, 2011 and December 31, 2010, respectively (in thousands):

Index

	June 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$57,351	92.2%	$81,739	88.6%
Delinquent:
31 to 91 days past due	1,156	1.9%	4,109	4.5%
Greater than 91 days (a)	3,675	5.9%	6,394	6.9%

	$62,182	100.0%	$92,242	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $3.7 million and $6.4 million of leases and loans on nonaccrual status as of June 30, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2011 is as follows (in thousands):

	June 30, 2011	December 31, 2010
Performing	$58,507	$85,848
Nonperforming	3,675	6,394

	$62,182	$92,242

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of year	$5,310	$4,200	$5,320	$11,380
Provision for credit losses	1,519	1,951	3,131	4,410
Charge-offs	(4,514)	(1,803)	(6,416)	(11,513)
Recoveries	535	412	815	483
Allowance for credit losses, end of period (a)	$2,850	$4,760	$2,850	$4,760

(a) End of period balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of June 30, 2011 and December 31, 2010, deferred financing costs include $1.7 million and $2.2 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of June 30, 2011 and December 31, 2010 was $4.2 million and $3.8 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for the years ending June 30 are as follows (in thousands):

Deferred Costs

June 30, 2012	$809
June 30, 2013	696
June 30, 2014	222
$1,727

Index

NOTE 7 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			June 30, 2011
	Type	Maturity Date	Amount Outstanding	Interest rate per annum per agreement	Interest rate per annum adjusted for Swaps	December 31, 2010 Outstanding Balance
WestLB, AG	Revolving	June 30, 2010	$37,420	(1)	5.7%	$53,174

2007-01- Term Securitization - Class A-3 (2)	Term	July 2012	4,678	One month LIBOR + 0.20%	5.6%	14,934

2007-01 Term Securitization - Class B (2)	Term	March 2015	14,529	6.7%	6.7%	14,529

			$56,627			$82,637

(1)
The Fund has no availability under this credit facility. Availability is subject to having eligible leases or loans (as defined in the respective agreement) to pledge as collateral, compliance with covenants and the borrowing base formula. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. The Fund will continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral.  Recourse under this facility is limited to the amount of collateral pledged. As of June 30, 2011, $41.0 million of leases and loans and $3.6 million of restricted cash were pledged as collateral under this facility.

(2)	As of June 30, 2011, $20.6 million of leases and loans and $10.2 million of restricted cash were pledged as collateral under this securitization.

On April 7, 2011 the Fund was notified by WestLB that it was in default of its loan agreement due to three ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by the Fund’s General Partner.  As a result, the lender has advised the Fund that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations the Fund owes it, (ii) declare all amounts immediately due and payable; (iii) repossess the collateral pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the lender chooses to repossess and sell the Fund’s collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners. As of June 30, 2011, the Fund was still in breach of several covenants under this facility.

Notwithstanding the foregoing, the Fund is not, nor has it been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the Lender has reserved its rights, it has not initiated exercise of any of the forgoing remedies.

Note payable related party:  The Fund owes $8.0 million to Resource Capital Corporation (“RCC”) as of June 30, 2011, a related entity of the Fund through common management with RAI.  On June 3, 2011, the Fund paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

Index

Repayments:  Assuming that WestLB waives the aforementioned covenant breaches, estimated annual principal payments on the Fund’s aggregate borrowings over the next five years ended June 30, and thereafter, are as follows (in thousands):

Bank Debt

June 30, 2012	$38,874
June 30, 2013	16,389
June 30, 2014	5,656
June 30, 2015	2,118
June 30, 2016	1,548
$64,585

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of June 30, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2011, it could be required to settle its obligations under the agreements at their termination value of $1.4 million.

At June 30, 2011, the Fund has 23 interest rate swaps which terminate on various dates ranging from September 2011 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss which is being amortized into earnings over the remaining term of the Fund’s debt. The election to discontinue hedge accounting may create future volatility in the Fund’s reported income statement results; however it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  June 30, 2011, and on the consolidated statement of operations for the three and six months ended June 30, 2011 (in thousands):

	Notional Amount		Fair Value
	June 30,		June 30,
	2011	Balance Sheet Location	2011
Derivatives not designated as hedging instruments
Interest rate swap contracts	$40,020	Derivative liabilities at fair value	$1,349

Index

	Three Months ended June 30, 2011	Six Months ended June 30, 2011
Amortization of loss on financial derivatives from accumulated other comphrensive income	$254	$507
Amortization of gain on financial derivatives from accumulated other comprehensive income	(95)	(190)
Change in fair value of derivative activities	(350)	(969)
Settlements on derivative activities	498	1,143
Loss on derivative activities	$307	491

As of June 30, 2011, $2.4 million of the unrealized loss remains in accumulated other comprehensive loss and approximately $1.0 million is expected to be charged to earnings over the next 12 months.

Simultaneously with the 2007-01 term securitization, the Fund terminated the related interest rate swap agreements, resulting in a gain of $2.3 million which is being amortized as a reduction of loss on derivative activities over the original term of the terminated swap agreements. For the three months ended June 30, 2011 and 2010, $95,000, was recognized into loss on derivative activities. As of June 30, 2011, the unamortized gain balance of $696,000 is included in accumulated other comprehensive loss and approximately $382,000 is expected to be charged to earnings over the next 12 months.

The following tables present the amount of loss recognized in accumulated other comprehensive income and location and amount of loss reclassified from accumulated other comprehensive income to earnings prior to the derivatives being de-designated for the three and six month periods ending June 30, 2010:

	Amount of Loss		Location and Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Accumulated OCI into Income
	Three Months ended June 30, 2010	Six Months ended June 30, 2010		Three Months ended June 30, 2010	Six Months ended June 30, 2010
Derivatives designated as hedging instruments
Interest rate swap contracts	$(384)	$(935)	Interest expense	$(1,212)	$(2,647)

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

Index

●	Level 1 – Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

●
Level 2 – Observable inputs other than quoted prices included within Level 1, such as quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

●
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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at June 30, 2011	$-	$(1,349)	$-	$(1,349)
Interest rate swaps at December 31, 2010	$-	$(2,318)	$-	$(2,318)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Acquisition fees	$-	$2	$-	$153
Management fees	-	(777)	-	(215)
Administrative expenses	166	472	367	962

Acquisition Fees: The General Partner is entitled to a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  Beginning December 1, 2009, the General Partner waived its asset management fees.  Effective January 1, 2011, The General Partner has waived all future management fees.

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

Index

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $2.3 million, calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of June 30, 2011, the Fund has no remaining Repurchase Commitment.

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

We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also seek to acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1 billion or less in total assets;

●	Or $100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Submission of Matters to a Vote of Security Holders

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the limited partnership agreement, as discussed below.  Voting on the amendments is currently scheduled to close on October 3, 2011.   A majority of the limited partner units outstanding are required to vote in favor of the proposed amendments to enact the proposed changes.  Below is a further detailed explanation of the proposed changes.

Section 11.1(b) of our Amended and Restated Agreement of Limited Partnership (the “Limited Partnership Agreement”) provides for a period of five years (the “Reinvestment Period”) following the Final Closing Date (as such term is defined in the Limited Partnership Agreement), which was the final date of our offering period, during which we were permitted to reinvest Distributable Cash (defined below) in excess of the limited partners’ Unpaid Cumulative Return (defined below) in equipment, equipment leases and loans.  The Reinvestment Period terminates in October of 2011.  The Limited Partnership Agreement defines “Distributable Cash” generally as our gross revenue without deduction for depreciation, but after deducting cash funds used to pay all expenses, debt service, capital improvements and replacements, and less amounts allocated to reserves by our General Partner and plus amounts released from reserves by our General Partner.  The Limited Partnership Agreement defines “Unpaid Cumulative Return” as the amount of the limited partner’s Cumulative Return, reduced by aggregate distributions made to such limited partner, and defines “Cumulative Return” as an amount equal to an 8.0% annual cumulative return on the limited partner’s Adjusted Capital Contribution.  A limited partner’s “Adjusted Capital Contribution” is the aggregate initial purchase price paid for a limited partner’s units of limited partnership interest, reduced by all distributions theretofore made to a limited partner in excess of the Cumulative Return.

Index

Section 11.1(b) was designed to enable us to maintain our portfolio of equipment leases and loans, and our distributions to limited partners, by replacing equipment leases and loans being paid down or paying off with new equipment leases and loans.  However our ability to generate sufficient cash flow to maintain our portfolio has been adversely affected by two principal trends:

●
As a result of the recession in the United States, we have experienced increased levels of default in our leases and loans.  This impacts us because when a lease or loan defaults, we do not receive the payments we anticipated, yet we still owe our financing sources the amounts borrowed to make such lease or loan.  Additionally, the losses reduce our future revenues and thus reduce cash available for future reinvestment and distribution.

●
As a result of conditions in the credit markets, the lenders under our debt facilities have increased interest rates and loan fees, thereby increasing the cost of our financing.  The lenders also reduced the loan-to-value ratio (the ratio of the amount of financing to the value of the assets being financed) upon which they are willing to make loans thereby causing reductions in the size of our lease portfolio.  The lenders took these actions not only on future loans, but also in certain instances on loans that were already outstanding.  This required additional payments to such lenders, which reduced the amount of our revenue producing assets and further decreased cash available for future reinvestment and distribution.

As a result of the foregoing, we incurred net losses of $7.4 million, $19.4 million and $7.8 million for the years ended December 31, 2008, 2009 and 2010, respectively, and a net loss of $1.5 million for the three months ended March 31, 2011.  Accordingly, we reduced distributions to limited partners from 8.0% annual cumulative return on each limited partner’s Adjusted Capital Contribution to 2.0% in August 2010.  We distributed approximately $4.8 million, $2.8 million and $2.5 million in 2008, 2009, and 2010, respectively.

As of March 31, 2011, the Unpaid Cumulative Return was an aggregate of approximately $5.4 million.  Because of the requirement under current Section 11.1(b) that the Unpaid Cumulative Return must be paid before any Distributable Cash be used for reinvestment, the existence of the Unpaid Cumulative Return means that, instead of investing any Distributable Cash we generate in new equipment, equipment leases and loans in order to increase the total return to the limited partners, it must be distributed (to the extent of the Unpaid Cumulative Return) to the limited partners.  As a result of our inability to make new investments, our lease portfolio went from $343.3 million at December 31, 2007 to $72.2 million at March 31, 2011.

Based upon our best forecasts at this time, it appears unlikely that we will ever be able to pay the full amount of the Unpaid Cumulative Return.  However, we believe that, as a result of conditions currently existing in United States’ credit markets, including a reported inability of small to medium size businesses (our targeted demographic) to obtain financing, as well as an increase in the cost of such financing, we could enhance our ability to increase our revenues, and obtain a better overall return for our partners’ investments, by reinvesting Distributable Cash we generate in new equipment, equipment leases and loans.  If we do not amend the Limited Partnership Agreement to allow us to reinvest cash into new equipment, leases and loans, we will not be able to take advantage of this opportunity.  Our General Partner, accordingly, has proposed to amend Section 11.1(b) of the Limited Partnership Agreement to permit us to reinvest Distributable Cash in new equipment, equipment leases and loans during the continuance of the Reinvestment Period without first having to pay the Unpaid Cumulative Return.  For more information, see our definitive consent solicitation statement filed on June 8, 2011.

Our General Partner believes that in order for us and our limited partners to realize the potential benefits of an ability to reinvest Distributable Cash in new equipment, equipment leases and loans before paying the Unpaid Cumulative Return, the Reinvestment Period would need to be extended.  Accordingly, our General Partner has proposed to amend the Limited Partnership Agreement to extend the Reinvestment Period for an additional two (2) years.  For more information, see our definitive consent solicitation statement filed on June 8, 2011.

General Economic Overview

Recent reports on various aspects of the U.S. economy indicate that the outlook for the pace of recovery from the recession is very uncertain.  For the quarter ended June 30, 2011, reports showed that the health of the U.S. economy remains unsettled.  This is particularly noticeable with respect to economic indicators that affect the small to medium sized business community which has not fared as well as the larger businesses with respect to the economic recovery.  Because our portfolios are composed primarily of equipment leases and loans to the small to medium size business community, the slowness in recovery from the recent recession has had an adverse impact on portfolio performance.

Index

•
In June 2011 Robert Shiller of the S&P/Case-Shiller Home Price Index indicated that an additional 10% to 25% drop in U.S. home prices might be expected on top of the already experienced 33% drop in home prices since 2006.

•
The National Association of Credit Managers reported that the manufacturing and Services Index Levels for June 2011 remained at low levels.  “Many businesses seemed more cautious in the last month or so.  It appears this trepidation is affecting the willingness of business to expand and seek additional credit.”

•	The Equipment Finance and Lease Foundation Monthly Confidence Index declined sharply in June 2011 from 63.2% to 52.6%.

•	The national unemployment rate rose in June 2011 to 9.2%.

•	The rate of manufacturing slowed in June 2011 as reported by the Manufacturing Alliance’s MAPI outlook survey.

•	It was reported that the June 2011 consumer sentiment index dropped to its lowest level since March 2009.

Among these reported economic indicators the declining confidence in the U.S. economy from both the consumer index and the equipment leasing index are troublesome as these confidence indices tend to demonstrate not just current conditions but also set the trend for the near term.  When confidence declines consumers and businesses are less likely to acquire goods and services, and it is less likely that spending and entrepreneurial risk taking will increase.  Consumer spending accounts for approximately 70% of Gross Domestic Product (GDP) so improving confidence, particularly improving consumer confidence, is a key factor for sustained economic recovery. These various national economic trends have an impact on the businesses that have financings with us, and while the economy remains unsettled our portfolio performance may be affected.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30,	December 31,
	2011	2010
Investment in leases and loans, net	$59,332	$86,922

Number of contracts	11,000	13,600
Number of individual end users (a)	9,700	12,000
Average original equipment cost	$24.6	$24.8
Average initial lease term (in months)	64	62
Average remaining lease term (in months)	21	22
States accounting for more than 10% of lease and loan portfolio:
California	12%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	28%	28%
Medical Equipment	18%	18%
Water Purification	12%	10%
Office Equipment	9%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Retail Trade	13%	13%
Manufacturing	13%	12%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$62,182	$128,943	$(66,761)	(52)%
Less: allowance for credit losses	2,850	4,760	(1,910)	(40)%
Investment in leases and loans, net	$59,332	$124,183	$(64,851)	(52)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$76,405	$146,639	$(70,234)	(48)%
Non-performing assets	$3,675	$6,700	$(3,025)	(45)%
Charge-offs, net of recoveries	$5,601	$11,030	$(5,429)	(49)%
As a percentage of finance receivables:
Allowance for credit losses	4.58%	3.69%
Non-performing assets	5.91%	5.20%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	7.33%	7.52%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  The increase in delinquencies, as well as recent economic trends has caused us to conclude that an allowance for credit losses of $2.9 million is necessary at June 30, 2011.

Our net charge-offs decreased in the 2011 period compared to the 2010 period due primarily to the decrease in our portfolio balance.

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

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through June 30, 2011.

Results of Operations

As discussed previously, the economic recession has negatively impacted our operating results primarily through increased rates of default on outstanding leases and loans and increased costs of borrowing from our lenders.  These factors have resulted in our inability to reinvest earnings in additional leases and loans, leading to a decrease in our portfolio balance and a reduction in cash generated to continue to support distributions to our limited partners.

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$1,323	$2,767	(1,444)	(52)%
Rental income	271	455	(184)	(40)%
Gains/(losses) on sale of equipment and lease dispositions, net	41	153	(112)	(73)%
Other income	252	817	(565)	(69)%
	1,887	4,192	(2,305)	(55)%

Expenses:
Interest expense	708	2,225	(1,517)	(68)%
Loss on derivative activities	307	-	307	-%
Interest expense - related party	230	243	(13)	-
Depreciation on operating leases	157	352	(195)	(55)%
Provision for credit losses	1,519	1,951	(432)	(22)%
General and administrative expenses	411	414	(3)	(1)%
Administrative expenses reimbursed to affiliate	166	472	(306)	(65)%
Management fees to affiliate	-	(777)	777	(100)%
	3,498	4,880	(1,382)	(28)%
Net loss	$(1,611)	$(688)	(923)
Net loss allocated to limited partners	$(1,595)	$(681)	(914)

The overall reductions in both revenues and expenses were caused by the significant decrease in the size of our lease and loan portfolio as well as the significant reduction in debt in during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $69.6 million for the three months ended June 30, 2011 as compared to $136.1 million for the three months ended June 30, 2010, a decrease of $66.5 million or 48.9%.

●	A decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

●	A decrease in other income due to an infrequent collection administration fee that was received in the three month period ended June 30, 2010.

Index

The decrease in total expenses was primarily attributable to the following:

●
A significant decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended June 30, 2011 were $63.2 million as compared to $128.7 million for the three months ended June 30, 2010.

●
As discussed in Note 8, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the three month period ended June 30, 2011 were $498,000.

●	A decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

●
A significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.

●
A decrease in management fees as beginning December 1, 2009, the General Partner its waived asset management fees. The General Partner has waived all future management fees.  Refer to ‘Liquidity and Capital Resources’ section for further discussion.

●
A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2011 and 2010 was $(2.66) and $(1.15), respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$3,061	$5,843	(2,782)	(48)%
Rental income	492	972	(480)	(49)%
Gains on sale of equipment and lease dispositions, net	(271)	(547)	276
Other income	468	1,239	(771)	(62)%
	3,750	7,507	(3,757)	(50)%

Expenses:
Interest expense	1,467	4,939	(3,472)	(70)%
Loss on derivative activities	491	-	491
Interest expense - related party	470	281	189
Depreciation on operating leases	348	754	(406)	(54)%
Provision for credit losses	3,131	4,410	(1,279)	(29)%
General and administrative expenses	577	1,022	(445)	(44)%
Administrative expenses reimbursed to affiliate	367	962	(595)	(62)%
Management fees to affiliate	-	(215)	215	(100)%
	6,851	12,153	(5,302)	(44)%
Net loss	$(3,101)	$(4,646)	1,545
Net loss allocated to limited partners	$(3,070)	$(4,600)	1,530

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.

Index

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $76.4 million for the six months ended June 30, 2011 as compared to $146.6 million for the six months ended June 30, 2010, a decrease of $70.2 million or 48%.

●	A decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

The decrease in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the six months ended June 30, 2011 were $69.8 million as compared to $135.9 million for the six months ended June 30, 2010.

●
As discussed in Note 8, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the six month period ended June 30, 2011 were $1.1 million.

●	A decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

●
Beginning on December 1, 2009, the General Partner waived asset management fees. The General Partner has waived all future management fees.  Refer to ‘Liquidity and Capital Resources’ section for further discussion.

●
A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. Our allowance for credit losses has decreased to $2.9 million as of June 30, 2011 compared to $4.8 million as of June 30, 2010 due to a decrease in our investment in finance receivables.  However, our allowance for credit losses as a percentage of finance receivables increased to 4.58% as of June 30, 2011 compared to 3.69% as of June 30, 2010 due to an increase in non-performing assets as a percentage of finance receivables.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2011 and 2010 was $(5.13) and $(7.76), respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, in addition to normal operating expenses, investment in leases and loans and distributions to partners.

We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended June 30,
	2011	2010
Net cash (used by) provided by operating activities	$554	$(2,704)
Net cash provided by investing activities	23,840	29,121
Net cash used in financing activities	(24,426)	(26,379)
Increase (decrease) in cash	$(32)	$38

During the six months ended June 30, 2011, cash decreased by $32,000 which was primarily due to debt repayments of $26.0 million and distributions to our partners of $597,000, partially offset by net proceeds from leases and loans of $23.9 million. As a result of increased delinquencies, cash availability after debt service was reduced.

Partners’ distributions paid for the six months ended June 30, 2011 and 2010 were $597,000 and $1.6 million, respectively.  Cumulative partners distributions paid from our inception to June 30, 2011 were $18.4 million.  To date, limited partners have received approximately 31% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March of 2010 at a rate of 8.0% per year.  However, we could not continue to support the historical 8% distributions, and beginning in August 2010, distributions were lowered to 2.0%.

Index

Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. Due to the recent economic recession, we continue to see a scarcity of available debt on terms beneficial to us and higher than expected loan defaults, resulting in poorer fund performance than projected.

As discussed in Submission of Matters to a Vote of Security Holders above, we are seeking limited partner approval to amend our partnership agreement so that we have the ability to maintain or increase the size of our lease and loan portfolio.  We are seeking these two amendments because the partnership agreement prohibits distributable cash from being used to invest in new equipment, equipment leases or loans unless distributions have been paid cumulatively at the original rate of 8.0% per year.  We are unable to make distributions at that level, so in order to invest in new assets, the amendment is necessary. In addition, to realize the potential benefits of this amendment, we are also asking the limited partners to amend the agreement to extend the reinvestment period to provide us additional time to reinvest distributable cash in new equipment and equipment leases and loans.

Maintaining or increasing our portfolio with performing leases and loans is expected to generate additional cash flow to the partnership and ultimately may increase distributions to the partners. If the partnership agreement is not amended it is highly unlikely distributions will increase from the current level.

Beginning December 1, 2009, our General Partner waived its asset management fee. Through June 30, 2011 the General Partner has waived $2.9 million of asset management fees, of which $637,000 related to the six months ended June 30, 2011.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of June 30, 2011 (in thousands):

	Type	Amount Outstanding	Amount of Collateral (1)
West LB (2)	Revolving	$37,420	$44,568
Series 2007-Term Securitization (3)	Term	19,207	30,824
		$56,627	$75,392

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

(2)
We have no availability under this credit facility.  Availability is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.  The WestLB revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the borrowings prior to March 2009 was calculated at LIBOR plus 1.20% per year. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of June 30, 2011, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. This credit facility expired on June 30, 2010 and there are no additional borrowings available on this facility. We will continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

(3)
The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts. See Note 7 for a further discussion.

Index

In addition to the borrowings discussed above, we owe $8.0 million to Resource Capital Corporation (“RCC”) as of June 30, 2011, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

On April 7, 2011 we were notified by WestLB that we were in default on its loan agreement due to three ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by our General Partner.  As a result, the lender has advised us that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations we owe it; (ii) declare all amounts immediately due and payable; (iii) repossess the collateral we have pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the lender chooses to repossess and sell our collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners. As of June 30, 2011, we were still in breach of several covenants under this facility.

Notwithstanding the foregoing, we are not, nor have we been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the lender has reserved its rights, it has not initiated exercise of any of the forgoing remedies. As a result we do not expect WestLB to take any adverse steps to collect its loan balance.

Liquidity Summary

Our primary source of liquidity comes from payments on our lease and loan portfolio. Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we anticipate the need to increase our allowance for credit losses.

Our primary use of cash is for debt service. Substantially all of our leases and loans are collateral for our debt, however, all of our debt is non-recourse to the partnership which limit our financial exposure. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us. Therefore, higher than expected lease and loan defaults will reduce our liquidity.

As discussed above, provided the partnership amendments are adopted and we are able to acquire new leases and loans, the tightening of credit markets has and may continue to adversely affect our liquidity, particularly our ability to obtain or renew debt financing needed to execute our investment strategies. Historically, we have utilized both revolving and term debt facilities to fund our acquisitions of equipment financings.  If we are unable to obtain new debt that will allow us to invest the repayments of existing leases and loans into new investments, then our portfolio of leases and loans will continue to decline.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Lease Equity Appreciation Fund II, LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Changes in Partners’ Deficit, (iv) Consolidated Statements of Cash Flows, and (v) related financial notes.

Index

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, its General Partner

August 9, 2011	By:	/s/ Crit S.Dement
Crit S.Dement
Chairman and Chief Executive Officer

August 9, 2011	By:	/s/ Robert K. Moskovitz
Robert K. Moskovitz
Chief Financial Officer