Form 10-Q
period 2011-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2011-11-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to
Commission file number 333-116595

_________________________

LEASE EQUITY APPRECIATION FUND II, L.P.
(Exact name of registrant as specified in its charter)

_________________________

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Cash	$29	$239
Restricted cash	12,965	15,870
Accounts receivable	17	65
Investment in leases and loans, net	48,668	86,922
Deferred financing costs, net	1,508	2,230
Other assets	167	272
Total assets	$63,354	$105,598

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$46,162	$82,637
Note payable - related party	7,889	7,988
Accounts payable and accrued expenses	456	317
Other liabilities	361	535
Derivative liabilities, at fair value	1,040	2,318
Due to affiliates	17,156	17,230
Total liabilities	73,064	111,025

Commitments and contingencies (Note 11)

Partners’ Deficit:
General partner	(593)	(546)
Limited partners	(7,530)	(2,818)
Accumulated other comprehensive loss	(1,587)	(2,063)
Total partners’ deficit	(9,710)	(5,427)
Total liabilities and partners' deficit	$63,354	$105,598

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit and per unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Interest on equipment financings	$1,006	$2,411	$4,067	$8,130
Rental income	176	346	668	1,318
Gains/(losses) on sale of equipment and lease dispositions, net	(18)	107	(288)	(316)
Other income	134	315	601	1,554
	1,298	3,179	5,048	10,686

Expenses:
Interest expense	605	1,796	2,071	6,735
Loss on derivative activities	216	-	708	-
Interest expense - related party	203	245	672	526
Depreciation on operating leases	133	272	481	1,026
Provision for credit losses	504	1,652	3,635	6,062
General and administrative expenses	229	288	806	1,310
Administrative expenses reimbursed to affiliate	168	335	535	1,297
Management fees to affiliate	-	-	-	(215)
	2,058	4,588	8,908	16,741
Net loss	$(760)	$(1,409)	$(3,860)	$(6,055)
Net loss allocated to limited partners	$(752)	$(1,395)	$(3,821)	$(5,994)

Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net loss per weighted average limited partner unit	$(1.27)	$(2.35)	$(6.45)	$(10.11)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	General Partner	Limited Partners		Accumulated Other Comprehensive	Total Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Deficit	(Loss) Income

Balance, January 1, 2011	$(546)	592,809	$(2,818)	$(2,063)	$(5,427)
Cash distributions	(8)	-	(891)	-	(899)
Net loss	(39)	-	(3,821)	-	(3,860)	$(3,860)
Amortization of net loss on financial derivatives	-	-	-	476	476	476
Balance, September 30, 2011	$(593)	592,809	$(7,530)	$(1,587)	$(9,710)	$(3,384)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,860)	$(6,055)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Losses on sale of equipment and lease dispositions, net	288	316
Depreciation on operating leases	481	1,026
Provision for credit losses	3,635	6,062
Amortization of deferred financing costs	802	1,145
Net gain on derivative activities	(802)	(286)
Changes in operating assets and liabilities:
Accounts receivable	48	8
Other assets	105	591
Accounts payable and accrued expenses, and other liabilities	(35)	(323)
Due to affiliates	(74)	(4,342)
Net cash provided by (used in) operating activities	588	(1,858)

Cash flows from investing activities:
Purchases of leases and loans	-	(7,777)
Proceeds from leases and loans	33,983	55,397
Security deposits returned	(133)	(487)
Net cash provided by investing activities	33,850	47,133

Cash flows from financing activities:
Borrowings of debt	-	6,735
Repayment of debt	(36,475)	(59,198)
Borrowings - note payable - related party	-	8,000
Repayments - note payable - related party	(99)	(8)
Decrease in restricted cash	2,905	2,315
Increase in deferred financing costs	(80)	(905)
Cash distributions to partners	(899)	(2,172)
Net cash used in financing activities	(34,648)	(45,233)

(Decrease) increase in cash	(210)	42
Cash, beginning of period	239	10
Cash, end of period	$29	$52

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Lease Equity Appreciation Fund II, L.P. (“LEAF II” or the “Fund”) is a Delaware limited partnership formed on March 30, 2004 by its General Partner, LEAF Financial Corporation (the “General Partner”). The General Partner manages the Fund. The General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise to evaluate, originate, service and manage investment opportunities through its commercial finance, real estate and financial fund management segments. Through its offering termination date of October 13, 2006, the Fund raised $60.0 million by selling 600,000 of its limited partner units. It commenced operations in April 2005.

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent maturity period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and secured loans during the maturity period, the Fund is expected to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund expects to enter its maturity period beginning in October 2011. Contractually, the Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (the Partnership Agreement).

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

As of September 30, 2011, in addition to its 1% general partnership interest, the General Partner also had invested $0.9 million for a 1.6% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2011, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended September 30, 2011 are not necessarily indicative of results of the Fund’s operations for the 2011 calendar year. The Fund has evaluated subsequent events through the date the financial statements were issued. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 14, 2011.

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

Index

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during each of the nine month periods ended September 30, 2011 and 2010.

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

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the overall gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and was then reclassified into earnings as an adjustment to loss on derivative activities over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately in loss on derivative activities on the accompanying Consolidated Statements of Operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

Index

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  September 30, 2011 is being reclassified into earnings as an adjustment to loss on derivative activities over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Recent Accounting Standards

Accounting Standards Recently Adopted

Troubled Debt Restructurings - In July 2010, the FASB issued guidance that requires the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses.  This guidance was effective for the Fund for the period ended September 30, 2011.  The Fund has provided the required disclosures in the notes to its consolidated financial statements.

Accounting Standards Issued But Not Yet Effective

The Financial Accounting Standards Board (“FASB”) has issued the following guidance that is not yet effective for the Fund as of September 30, 2011:

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

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

Index

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash paid for:
Interest	$388	$611	$1,286	$1,945

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Direct financing leases (a)	$32,720	$63,493
Loans (b)	16,744	26,775
Operating leases	434	1,974
	49,898	92,242
Allowance for credit losses	(1,230)	(5,320)
	$48,668	$86,922

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 108 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30,		December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$34,798	$18,990	$68,308	$31,010
Unearned income	(3,449)	(2,128)	(7,139)	(4,106)
Residuals, net of unearned residual income (a)	2,017	-	3,080	-
Security deposits	(646)	(118)	(756)	(129)
	$32,720	$16,744	$63,493	$26,775

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2011	2010
Equipment	$1,947	$6,714
Accumulated depreciation	(1,510)	(4,760)
Security deposits	(3)	20
	$434	$1,974

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $1.2 million and $5.3 million) as of September 30, 2011 and December 31, 2010, respectively (in thousands):

Index

	September 30, 2011		December 31, 2010
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$47,038	94.3%	$81,739	88.6%
Delinquent:
31 to 91 days past due	1,345	2.7%	4,109	4.5%
Greater than 91 days (a)	1,515	3.0%	6,394	6.9%

	$49,898	100.0%	$92,242	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $1.5 million and $6.4 million of leases and loans on nonaccrual status as of September 30, 2011 and December 31, 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2011 is as follows (in thousands):

	September 30, 2011	December 31, 2010
Performing	$48,383	$85,848
Nonperforming	1,515	6,394

	$49,898	$92,242

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Allowance for credit losses, beginning of year	$2,850	$4,760	$5,320	$11,380
Provision for credit losses	504	1,652	3,635	6,062
Charge-offs	(2,707)	(1,433)	(9,123)	(12,945)
Recoveries	583	361	1,398	843
Allowance for credit losses, end of period (a)	$1,230	$5,340	$1,230	$5,340

(a) End of period balances were collectively evaluated for impairment.

Commercial financial receivables whose terms are modified are classified as troubled debt restructurings if the Fund grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring typically involve a temporary deferral of scheduled payments, an extension of a commercial financial receivable’s stated maturity date or a reduction in interest rate. Non-accrual troubled debt restructurings can be restored to accrual status if principal and interest payments, under the modified terms, become current subsequent to the modification. Troubled debt restructurings are included in the Fund’s migration analysis when evaluating the allowance for credit losses.

The following table presents troubled debt restructurings of the Fund and troubled debt restructurings that subsequently defaulted during the period ended September 30, 2011 (in thousands):

Index

	Modifications as of September 30, 2011
Troubled debt restructurings:	Number of Contracts	Pre-modification outstanding recorded investment	Post-modification outstanding recorded investment

Finance leases and loans	31	$1,946	$1,557
Operating leases	-	-	-

Troubled debt restructurings that subsequently defaulted:	Number of Contracts	Recorded investment

Finance leases and loans	5	$66
Operating leases	-	-

NOTE 6 – DEFERRED FINANCING COSTS

As of September 30, 2011 and December 31, 2010, deferred financing costs include $1.5 million and $2.2 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of September 30, 2011 and December 31, 2010 was $4.5 million and $3.8 million, respectively. Estimated amortization expense of the Fund’s existing deferred financing costs for each of the three succeeding annual periods ending September 30 are as follows (in thousands):

September 30, 2012	$771
September 30, 2013	681
September 30, 2014	56
$1,508

NOTE 7 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			September 30, 2011
	Type	Maturity Date	Amount Outstanding	Interest rate per annum per agreement	Interest rate per annum adjusted for Swaps	December 31, 2010 Outstanding Balance
WestLB, AG	Revolving	June 30, 2010	$30,704	(1)	5.7%	$53,174

2007-01- Term Securitization - Class A-3 (2)	Term	July 2012	929	One month LIBOR + 0.20%	5.6%	14,934

2007-01 Term Securitization - Class B (2)	Term	March 2015	14,529	6.7%	6.7%	14,529

			$46,162			$82,637

(1)
The Fund has no availability under this credit facility. Availability is subject to having eligible leases or loans (as defined in the respective agreement) to pledge as collateral, compliance with covenants and the borrowing base formula. This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. The Fund will continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral.  Recourse under this facility is limited to the amount of collateral pledged. As of September 30, 2011, $33.4 million of leases and loans and $2.8 million of restricted cash were pledged as collateral under this facility.

Index

(2)	As of September 30, 2011, $16.2 million of leases and loans and $9.6 million of restricted cash were pledged as collateral under this securitization.

On April 7, 2011 the Fund was notified by WestLB that it was in default of its loan agreement due to three ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by the Fund’s General Partner.  As a result, the lender has advised the Fund that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations the Fund owes it, (ii) declare all amounts immediately due and payable; (iii) repossess the collateral pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the lender chooses to repossess and sell the Fund’s collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce the Fund’s income and distributions to its partners. As of September 30, 2011, the Fund was still in breach of several covenants under this facility.

Notwithstanding the foregoing, the Fund is not, nor has it been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the Lender has reserved its rights, it has not initiated exercise of any of the foregoing remedies.

Note payable related party:  The Fund owes $7.9 million to Resource Capital Corporation (“RCC”) as of September 30, 2011, a related entity of the Fund through common management with RAI.  On June 3, 2011, the Fund paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

Repayments:  Assuming that WestLB waives the aforementioned covenant breaches, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended September 30 are as follows (in thousands):

September 30, 2012	$32,153
September 30, 2013	14,382
September 30, 2014	3,939
September 30, 2015	3,577
$54,051

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of September 30, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2011, it could be required to settle its obligations under the agreements at their termination value of $1.1 million.

At September 30, 2011, the Fund has 20 interest rate swaps which terminate on various dates ranging from July 2013 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

Index

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss which is being amortized into earnings over the remaining term of the Fund’s debt. The election to discontinue hedge accounting may create future volatility in the Fund’s reported income statement results; however it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  September 30, 2011, and on the consolidated statement of operations for the three and nine months ended September 30, 2011 (in thousands):

	Notional Amount		Fair Value
	September 30,		September 30,
	2011	Balance Sheet Location	2011
Derivatives not designated as hedging instruments
Interest rate swap contracts	$30,165	Derivative liabilities, at fair value	$1,040

	Three Months ended September 30, 2011	Nine Months ended September 30, 2011
Amortization of loss on financial derivatives from accumulated other comphrensive income	$254	$761
Amortization of gain on financial derivatives from accumulated other comprehensive income	(95)	(285)
Change in fair value of derivative activities	(309)	(1,278)
Settlements on derivative activities	366	1,510
Loss on derivative activities	$216	708

As of September 30, 2011, $2.2 million of the unrealized loss remains in accumulated other comprehensive loss and approximately $968,000 is expected to be charged to earnings over the next 12 months.

Simultaneously with the 2007-01 term securitization, the Fund terminated the related interest rate swap agreements, resulting in a gain of $2.3 million which is being amortized as a reduction of loss on derivative activities over the original term of the terminated swap agreements. For the three months ended September 30, 2011 and 2010, $95,000, was recognized as a reduction of the loss on derivative activities. As of September 30, 2011, the unamortized gain balance of $600,000 is included in accumulated other comprehensive loss and approximately $382,000 is expected to be recorded to earnings over the next 12 months.

The following tables present the amount of loss recognized in accumulated other comprehensive income and location and amount of loss reclassified from accumulated other comprehensive income to earnings prior to the derivatives being de-designated for the three and nine month periods ending September 30, 2010:

	Amount of Loss		Location and Amount of Loss Reclassified from
	Recognized in OCI on Derivatives		Accumulated OCI into Income
Derivatives designated as hedging instruments	Three Months ended September 30, 2010	Nine Months ended September 30, 2010		Three Months ended September 30, 2010	Nine Months ended September 30, 2010
Interest rate swap contracts	$(506)	$(1,441)	Interest expense	$(993)	$(3,640)

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

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at September 30, 2011	$-	$(1,040)	$-	$(1,040)
Interest rate swaps at December 31, 2010	$-	$(2,318)	$-	$(2,318)

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Acquisition fees	$-	$-	$-	$153
Management fees	-	-	-	(215)
Administrative expenses	168	335	535	1,297

Acquisition Fees: The General Partner is entitled to a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Index

Management Fees: The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees will be subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  Beginning December 1, 2009, the General Partner waived its asset management fees.  Effective May 1, 2009, the General Partner waived all management fees and subsequently waived all future management fees.

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

We seek to acquire a diversified portfolio of new, used or reconditioned equipment that we lease to third-parties. We also seek to acquire portfolios of equipment subject to existing leases from other equipment lessors. Our financings are typically acquired from our General Partner. In addition, we may make secured loans to end users to finance their purchase of equipment. We attempt to structure our secured loans so that, in an economic sense, there is no difference to us between a secured loan and a full payout equipment lease. We finance business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

•	500 or fewer employees;

•	$1 billion or less in total assets;

•	Or $100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

Submission of Matters to a Vote of Security Holders

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the Limited Partnership Agreement, as discussed below.  Voting on the amendments is currently scheduled to close on December 1, 2011.   A majority of the limited partner units outstanding are required to vote in favor of the proposed amendments to enact the proposed changes.  Below is a further detailed explanation of the proposed changes.

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

•
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

•
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

As of March 31, 2011, the date of the proxy solicitation, the Unpaid Cumulative Return was an aggregate of approximately $5.4 million.  Because of the requirement under current Section 11.1(b) that the Unpaid Cumulative Return must be paid before any Distributable Cash be used for reinvestment, the existence of the Unpaid Cumulative Return means that, instead of investing any Distributable Cash we generate in new equipment, equipment leases and loans in order to increase the total return to the limited partners, it must be distributed (to the extent of the Unpaid Cumulative Return) to the limited partners.  As a result of our inability to make new investments, our lease portfolio went from $343.3 million at December 31, 2007 to $72.2 million at March 31, 2011.

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

General Economic Overview

During the third quarter of 2011 there was continuing erosion in both consumer and business confidence. The decline in confidence has negatively impacted an already uncertain economic outlook.  Confidence in the U.S. economy and capital markets is a key driver to overall economic health including the equipment finance industry.  When confidence improves consumers and business are likely to acquire goods and services including equipment.  When confidence declines the opposite is more likely.  Because the Fund’s portfolio is composed primarily of equipment leases and loans to small and medium size businesses’ declining consumer and business confidence can have a negative impact on our industry.  Of particular note, the Equipment Leasing & Finance Foundation Monthly Confidence Index continued to decline falling to 47.6 in September 2011, from 50.0 in August 2011 and 52.6 in June 2011.  Additional third quarter news reports on economic performance confirmed the economy continues to struggle.  A sampling of notable economic news items is presented below.

Index

•	At its September 20-21 meeting, the Federal Reserve declared that there were significant downside risks to the economy and the Federal Reserve announced a new $400 billion stimulus program.

•	Both the Standard & Poor/Case-Shiller Home Price Index and the National Association of Realtors Housing Price Index reported declines.

•
Three key measures of consumer and business confidence, the University of Michigan Consumer Sentiment Index, the Conference Board Consumer Confidence Index, and the NFIB Business Optimism Index all posted declines.

•	FICO reported that its survey of bank risk managers shows an expectation that mortgage foreclosures will continue to rise and housing prices are unlikely to return to 2007 levels until 2020.

•	Experian reported that findings from its Business Benchmark Report showed that small businesses had an increase in severely delinquent accounts.

•	The Commerce Department reported that August 2011 sales of new homes fell for the fourth straight month and are less than half the level necessary for a sustained and healthy housing market.

The various consumer, business and equipment leasing indices demonstrate not just current conditions but also are strong predictors of the trend for the near term, and the prediction for the near term is not positive. The various national economic trends have an impact on the businesses that have financings with the LEAF Funds, and while the economy remains unsettled, the LEAF Funds portfolio performance may be affected.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2011	December 31, 2010
Investment in leases and loans, net	$48,668	$86,922

Number of contracts	9,400	13,600
Number of individual end users (a)	8,300	12,000
Average original equipment cost	$24.4	$24.8
Average initial lease term (in months)	65	62
Average remaining lease term (in months)	21	22
States accounting for more than 10% of lease and loan portfolio:
California	12%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	28%	28%
Medical Equipment	18%	18%
Water Purification	12%	10%
Office Equipment	9%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Manufacturing	13%	12%
Retail Trade	12%	13%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$49,898	$109,818	$(59,920)	(55)%
Less: allowance for credit losses	1,230	5,340	(4,110)	(77)%
Investment in leases and loans, net	$48,668	$104,478	$(55,810)	(53)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$69,260	$137,006	$(67,746)	(49)%
Non-performing assets	$1,515	$6,731	$(5,216)	(77)%
Charge-offs, net of recoveries	$7,725	$12,102	$(4,377)	(36)%
As a percentage of finance receivables:
Allowance for credit losses	2.47%	4.86%
Non-performing assets	3.04%	6.13%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	11.15%	8.83%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 6.13% at September 30, 2010 to 3.04% at September 30, 2011, reflecting an improvement in the aging of our portfolio.  Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, decreasing from 4.86% at September 30, 2010 to 2.47% at September 30, 2011.

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

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2010 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through September 30, 2011.

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

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$1,006	$2,411	(1,405)	(58)%
Rental income	176	346	(170)	(49)%
Gains/(losses) on sale of equipment and lease dispositions, net	(18)	107	(125)	-117%
Other income	134	315	(181)	(57)%
	1,298	3,179	(1,881)	(59)%

Expenses:
Interest expense	605	1,796	(1,191)	(66)%
Loss on derivative activities	216	-	216	-%
Interest expense - related party	203	245	(42)	(17)%
Depreciation on operating leases	133	272	(139)	(51)%
Provision for credit losses	504	1,652	(1,148)	(69)%
General and administrative expenses	229	288	(59)	(20)%
Administrative expenses reimbursed to affiliate	168	335	(167)	(50)%
	2,058	4,588	(2,530)	(55)%
Net loss	$(760)	$(1,409)	$649
Net loss allocated to limited partners	$(752)	$(1,395)	$643

The overall reductions in both revenues and expenses were caused by the significant decrease in the size of our lease and loan portfolio as well as the significant reduction in debt during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $55.2 million for the three months ended September 30, 2011 as compared to $118.1 million for the three months ended September 30, 2010, a decrease of $62.9 million or 53.3%.

•	A decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•	A decrease in gains on sales of equipment and lease dispositions, net. Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $315,000 for the three months ended September 30, 2010 to $134,000 for the three months ended September 30, 2011, a decrease of $181,000 or 57%.  The decrease in other income is primarily related to a decrease in late fee income and collection administrative fees, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A significant decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended September 30, 2011 were $51.9 million as compared to $109.1 million for the three months ended September 30, 2010.

Index

As discussed in Note 8, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the three month period ended September 30, 2011 were $366,000.

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

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2011 and 2010 was $(1.27) and $(2.35), respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$4,067	$8,130	(4,063)	(50)%
Rental income	668	1,318	(650)	(49)%
Losses on sale of equipment and lease dispositions, net	(288)	(316)	28	(9)%
Other income	601	1,554	(953)	(61)%
	5,048	10,686	(5,638)	(53)%

Expenses:
Interest expense	2,071	6,735	(4,664)	(69)%
Loss on derivative activities	708	-	708	-%
Interest expense - related party	672	526	146	28%
Depreciation on operating leases	481	1,026	(545)	(53)%
Provision for credit losses	3,635	6,062	(2,427)	(40)%
General and administrative expenses	806	1,310	(504)	(38)%
Administrative expenses reimbursed to affiliate	535	1,297	(762)	(59)%
Management fees to affiliate	-	(215)	215	(100)%
	8,908	16,741	(7,833)	(47)%
Net loss	$(3,860)	$(6,055)	$2,195
Net loss allocated to limited partners	$(3,821)	$(5,994)	$2,173

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $69.3 million for the nine months ended September 30, 2011 as compared to $137.0 million for the nine months ended September 30, 2010, a decrease of $67.7 million or 49%.

•	A decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•
Other income decreased from $1.6 million for the nine months ended September 30, 2010 to $601,000 for the nine months ended September 30, 2011, a decrease of $953,000 or 61%.  The decrease in other income is primarily related to a decrease in late fee income and collection administrative fees, which is driven by the decrease in the size of our portfolio.

Index

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the nine months ended September 30, 2011 were $63.8 million as compared to $126.8 million for the nine months ended September 30, 2010.

As discussed in Note 8, subsequent to discontinuing hedge accounting on our interest rate swap contracts we have recorded all derivative activity through loss on derivative activities.  Cash settlements on interest rate swaps for the nine month period ended September 30, 2011 were $1.5 million.

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

•
Beginning on December 1, 2009, the General Partner waived the current quarter’s asset management fees and all future management fees.  Refer to ‘Liquidity and Capital Resources’ section for further discussion.

•
A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2011 and 2010 was $(6.45) and $(10.11), respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

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

We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in) operating activities	$588	$(1,858)
Net cash provided by investing activities	33,850	47,133
Net cash used in financing activities	(34,648)	(45,233)
(Decrease) increase in cash	$(210)	$42

During the nine months ended September 30, 2011, cash decreased by $210,000 which was primarily due to debt repayments of $36.5 million and distributions to our partners of $899,000, partially offset by net proceeds from leases and loans of $33.9 million. As a result of increased delinquencies, cash availability after debt service was reduced.

Partners’ distributions paid for the nine months ended September 30, 2011 and 2010 were $899,000 and $2.2 million, respectively.  Cumulative partners distributions paid from our inception to September 30, 2011 were $18.7 million.  To date, limited partners have received approximately 31% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. We resumed the payment of monthly distributions to our partners in March of 2010 at a rate of 8.0% per year.  However, we could not continue to support the historical 8% distributions, and beginning in August 2010, distributions were lowered to 2.0%.

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

As discussed above, we are seeking limited partner approval to amend our Partnership Agreement so that we have the ability to maintain or increase the size of our lease and loan portfolio.  We are seeking these two amendments because the Partnership Agreement prohibits distributable cash from being used to invest in new equipment, equipment leases or loans unless distributions have been paid cumulatively at the original rate of 8.0% per year.  We are unable to make distributions at that level, so in order to invest in new assets, the amendment is necessary. In addition, to realize the potential benefits of this amendment, we are also asking the limited partners to amend the agreement to extend the reinvestment period to provide us additional time to reinvest distributable cash in new equipment and equipment leases and loans.

Index

Maintaining or increasing our portfolio with performing leases and loans is expected to generate additional cash flow to the partnership and ultimately may increase distributions to the partners. If the Partnership Agreement is not amended it is highly unlikely distributions will increase from the current level.

Beginning December 1, 2009, our General Partner waived its asset management fee. Through September 30, 2011 the General Partner has waived $3.2 million of asset management fees, of which $908,000 related to the nine months ended September 30, 2011.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of September 30, 2011 (in thousands):

	Type	Amount Outstanding	Amount of Collateral (1)
WestLB (2)	Revolving	$30,704	$36,158
Series 2007-Term Securitization (3)	Term	15,458	25,786
		$46,162	$61,944

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

(2)
We have no availability under this credit facility.  Availability is subject to having eligible leases or loans to pledge as collateral, compliance with covenants and the borrowing base formula.  The WestLB revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on the borrowings prior to March 2009 was calculated at LIBOR plus 1.20% per year. Borrowings under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of September 30, 2011, the interest rate swap agreements fixed the interest rate on this facility at 5.7%. Interest and principal are due as payments are received under the financings. This credit facility expired on September 30, 2010 and there are no additional borrowings available on this facility. We will continue to repay the principal and interest on any outstanding debt as payments are received on the underlying leases and loans pledged as collateral.

(3)
The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts. See Note 7 for a further discussion.

In addition to the borrowings discussed above, we owe $7.9 million to Resource Capital Corporation (“RCC”) as of September 30, 2011, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

On April 7, 2011 we were notified by WestLB that we were in default on its loan agreement due to three ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, as well as the percentage of defaulted leases in the overall lease portfolio serviced by our General Partner.  As a result, the lender has advised us that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations we owe it; (ii) declare all amounts immediately due and payable; (iii) repossess the collateral we have pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the lender chooses to repossess and sell our collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners. As of September 30, 2011, we were still in breach of several covenants under this facility.

Notwithstanding the foregoing, we are not, nor have we been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the lender has reserved its rights, it has not initiated exercise of any of the foregoing remedies. As a result we do not expect WestLB to take any adverse steps to collect its loan balance.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, its General Partner

November 14, 2011	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

November 14, 2011	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer