Form 10-K
period 2011-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2012-03-28
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund II, L.P. and subsidiary.

PART I

ITEM 1 – BUSINESS

General

We are a Delaware limited partnership formed on March 30, 2004 by our General Partner, LEAF Financial Corporation (our “General Partner”), which manages us. Our General Partner is a subsidiary of Resource America, Inc. (“RAI”). RAI is a publicly-traded company (NASDAQ: REXI) that uses industry specific expertise, to evaluate, originate, service, and manage investment opportunities through its commercial finance, real estate, and financial fund management segments. Through our offering termination date of October 13, 2006, we raised $60.0 million by selling 600,000 of our limited partner units. We commenced operations in April 2005.

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the liquidation period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans will mature by the end of 2014. We entered our liquidation period beginning in October 2011. We will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in our Limited Partnership Agreement.

We acquired a diversified portfolio of new, used, or reconditioned equipment that we lease to third-parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We structured our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focus on the small to mid-size business market, which generally includes businesses with:

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

As discussed further in ITEM 7, the economic recession in the United States has adversely affected our operations as a result of higher delinquencies and may continue to do so as the economy recovers.

Available Information

We file annual, quarterly and current reports and other information with the SEC. The public may read and copy information we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549, on official business days during the hours of 10:00 am and 3:00 pm. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The internet address of the SEC website is http://www.sec.gov. Our General Partner’s internet address is http://www.LEAFFinancial.com. We make our SEC filings available free of charge on or through our General Partner’s internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We are not incorporating by reference in this report any material from our General Partner’s website.

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

Index

ITEM 1A – RISK FACTORS

Risk factors have been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

We do not own or lease any real property.

ITEM 3 – LEGAL PROCEEDINGS

We are not subject to any pending material legal proceedings.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

Index

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our limited partner units are not publicly traded. There is no market for our limited partner units and it is unlikely that any will develop. The following table shows the number of equity security holders, including our General Partner with respect to limited partner units it purchased.

Title of Class
Number of Partners as of December 31, 2011

Limited Partners	1,405
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2011, 2010 and 2009 were $1.2 million, $2.5 million and $2.8 million, respectively. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% in 2011, 4% in 2010, and 5 % in 2009, of their original capital contribution to us.

Index

ITEM 6 – SELECTED FINANCIAL DATA

The following selected financial data should be read together with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, each contained in Item 7 in this report. We derived the selected consolidated financial data below from our consolidated financial statements (in thousands, except units and per unit data):

	Years Ended December 31,
	2011	2010	2009	2008	2007
Revenues	$6,366	$13,411	$21,629	$34,780	$34,864
Interest expense	3,443	7,713	12,862	17,872	18,545
Provision for credit losses	4,313	8,656	17,941	11,128	5,847
Other expenses	3,284	4,810	10,240	13,180	12,360
Total expenses	11,040	21,179	41,043	42,180	36,752
Net loss	$(4,674)	$(7,768)	$(19,414)	$(7,400)	$(1,888)
Net loss allocated to limited partners	$(4,627)	$(7,690)	$(19,220)	$(7,326)	$(1,869)
Distributions to partners	$1,198	$2,471	$2,784	$4,826	$4,843
Weighted average number of limited partner units outstanding during the year	592,809	592,809	593,013	595,623	599,095
Net loss per weighted average limited partner unit	$(7.81)	$(12.97)	$(32.41)	$(12.30)	$(3.12)

	December 31,
	2011	2010	2009	2008	2007
Investment in leases and loans, net	$39,451	$86,922	$159,015	$265,993	$338,172
Total assets	53,962	105,598	182,598	299,039	372,245
Debt and note payable	45,726	90,625	151,981	254,744	324,170
Partners’ (deficit) capital:
General partner	(605)	(546)	(443)	(221)	(99)
Limited partners	(8,631)	(2,818)	7,318	29,371	41,855
Accumulated other comprehensive loss	(1,256)	(2,063)	(4,421)	(10,098)	(4,614)

Total partners’ (deficit) capital	$(10,492)	$(5,427)	$2,454	$19,052	$37,142

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2011.

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

When we commenced operations in 2005, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses.  However, it is widely believed that the United States economy over the past few years has suffered through the worst economic recession in over 75 years.  The recession has been severe and its consequences broadly felt.  Many well-known major financial institutions failed and others had to be bailed out.   Unemployment soared to generational highs and has remained at such levels.  Bank lending was severely reduced and became more expensive.   In recent years, banks became much more reluctant to lend, and when they did it became more expensive to borrow.  If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance. As our primary debt facilities matured and we had to extend, renew, or refinance them, our costs increased.  Most significantly, we had to reduce our debt on the leases previously financed.  The money to pay down the debt had to come from lease payments and those amounts were no longer available to re-invest in new leases.  The lenders’ higher fees and costs also had to be paid from funds that were then unavailable to re-invest in new leases.    All of this happened while losses increased.  The small businesses that represent our typical leasing customer have suffered through the recession.  The increase in write-offs also created an additional burden on the cash available to re-invest.

Our losses, while greater than projected, were still modest considering the magnitude of the economic storm.  In fact, the General Partner changed its underwriting standards early in 2008, and the portfolio of leases written since then have performed as well as originally modeled.  We proactively negotiated with lenders to prevent them from foreclosing on any collateral, or requiring a liquidation of leases that would have badly impaired capital.  Our General Partner has deferred our payment of fees and reimbursement of expenses totaling approximately $17.2 million from inception through December 31, 2011, in order to preserve cash for us.  Additionally, in 2010 the General Partner waived all future management fees, including those retroactive to December 1, 2009, in order to preserve cash.  We entered our liquidation phase in October 2011, and accordingly we are prohibited under the partnership agreement from acquiring new leases.

To date, limited partners have received total distributions ranging from approximately 28% to 40% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. However, we could not continue to support 8% distributions, and beginning in August 2010, distributions were lowered to 2.0%.

General Economic Overview

Uncertainty and caution continue to reign in the various forecasts for the U.S. economy. However, during the fourth quarter of 2011 there was, on balance, more favorable economic news than unfavorable economic news.  During the fourth quarter of 2011 there was improvement in the employment rate, reduction in jobless claims, and increases in equipment sales and business borrowing, both of which tend to be precursors to sustained economic growth.  At the same time continued uncertainty and a lack of confidence in the small business community, a key driver in long term job creation, continue to be major impediments to steady and sustained economic growth.  Significant economic statistics reported on fourth quarter activity are presented below.

•
The National Federation of Independent Business survey showed that small business concerns over business conditions and the political climate continue to be key reasons preventing business expansion.  Small businesses comprise the majority of the borrowers and lessees in the LEAF Fund’s portfolio and consequently the health of the small business community is critical to the LEAF Fund’s portfolio performance.

Index

•
The National Association of Realtors reported that existing home sales in December 2011 increased for the third month in a row and remained above prior year levels significantly reducing the housing inventory. At the same time the S&P Case-Shiller Home Price Index showed decreases in home prices. So while there is more sales activity (a positive), the price declines negatively impact personal wealth (a negative).

•	The Federal Reserve’s Beige Book released in the fourth quarter of 2011 showed increases in consumer spending and manufacturing activity and economic activity was described as slow to moderate.

•	During the fourth quarter of 2011 the unemployment rate fell to 8.5%, and the Institute of Supply Management reported an accelerating pace in U.S. manufacturing which supported employment gains.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in December 2011 was 57.2 signifying steadying optimism about business activity among surveyed executives in the equipment lease and finance industry.  Similarly the December 2011 Credit Manager’s Index published by the National Association of Credit Managers increased to 54.4 (positive territory) driven largely by gains in the service industry.

As stated previously the overall economic trends in the fourth quarter of 2011 tended to be more positive than negative.  Those trends are in line with recent stability shown in the LEAF Fund’s portfolio performance.  However, while uncertainty in the economic outlook persists, and while the economy remains unsettled, our portfolio performance may be affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2011	2010
Investment in leases and loans, net	$39,451	$86,922

Number of contracts	8,800	13,600
Number of individual end users (a)	7,700	12,000
Average original equipment cost	$24.2	$24.8
Average initial lease term (in months)	66	62
Average remaining lease term (in months)	21	22
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	27%	28%
Medical Equipment	18%	18%
Water Purification	13%	10%
Office Equipment	9%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Manufacturing	14%	12%
Retail Trade	13%	13%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 1% of our portfolio based on original cost of the equipment.

We utilized debt facilities in addition to our equity to fund the acquisitions of lease portfolios. As of December 31, 2011 and 2010, our outstanding bank debt was $37.9 million and $82.6 million, respectively.

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Years Ended December 31,
			Change
	2011	2010	$	%
Investment in leases and loans before allowance for credit losses	$40,211	$92,242	$(52,031)	(56)%
Less: allowance for credit losses	760	5,320	(4,560)	(86)%
Investment in leases and loans, net	$39,451	$86,922	$(47,471)	(55)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$63,131	$127,662	$(64,531)	(51)%
Non-performing assets	$974	$6,394	$(5,420)	(85)%
Charge-offs, net of recoveries	$8,873	$14,716	$(5,843)	(40)%
As a percentage of finance receivables:
Allowance for credit losses	1.89%	5.77%
Non-performing assets	2.42%	6.93%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	14.05%	11.53%

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

We focus on financing equipment used by small to mid-sized businesses. The recent economic recession in the US has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. However, in 2011 our non-performing assets as a percentage of finance receivables declined to 2.4% at December 31, 2011 compared to 6.9% at December 31, 2010 due to an improved aging of our portfolio.  Our investments in leases and loans that were current as a percentage of our portfolio increased to 93.7% as of December 31, 2011 compared to 88.6% at December 31, 2010.  We are cautiously optimistic that this trend will continue as the economy continues to recover.

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. We recognize rental income on a straight line basis. Generally, during the lease terms of existing operating leases, we will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. Our policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. We write down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2011, 2010 and 2009.

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

Allowance for credit losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, the account is then charged-off and referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2011 and 2010, the Fund had $974,000 and $6.4 million, respectively, of leases and loans on non-accrual status. Fees from delinquent payments are recognized when received and are included in other income.

Index

Results of Operations

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following summarizes our results of operations for the years ended December 31, 2011 and 2010 (dollars in thousands):

			Increase (Decrease)
	2011	2010	$	%
Revenues:
Interest on equipment financings	$5,123	$10,397	(5,274)	(51)%
Rental income	759	1,798	(1,039)	(58)%
Losses on sales of equipment and lease dispositions, net	(297)	(585)	288	(49)%
Other income	781	1,801	(1,020)	(57)%
	6,366	13,411	(7,045)	(53)%

Expenses:
Interest expense	3,443	7,713	(4,270)	(55)%
Interest expense - related party	873	771	102	13%
Depreciation on operating leases	541	1,242	(701)	(56)%
Provision for credit losses	4,313	8,656	(4,343)	(50)%
General and administrative expenses	986	1,430	(444)	(31)%
Administrative expenses reimbursed to affiliate	646	1,621	(975)	(60)%
Management fees to affiliate	-	(215)	215	(100)%
Mark to market changes on derivative liabilities	238	(39)	277	(710)%
	11,040	21,179	(10,139)	(48)%
Net loss	$(4,674)	$(7,768)	3,094
Net loss allocated to limited partners	$(4,627)	$(7,690)	3,063

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt during the year ended December 31, 2011 as compared to the year ended December 31, 2010.

The decrease in total revenues was primarily attributable to the following:

•
a decrease in interest on equipment financings. Our weighted average net investment in financing assets decreased to $63.1 million for the year ended December 31, 2011 as compared to $127.7 million for the year ended December 31, 2010, a decrease of $64.5 million (51%).

•	a decrease in rental income which was principally the result of a decrease in our investment in operating leases in the 2011 period compared to the 2010 period.

•
a decrease in other income primarily due to a decrease in late fee income of $460,000 and a decrease in collection administrative fees of $445,000 for the year ended December 31, 2011 as compared to the year ended December 31, 2010.  These decreases reflect the decrease in size of our lease and loan portfolio.

The decrease in total expenses was primarily attributable to the following:

•
a decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the year ended December 31, 2011 were $58.4 million as compared to $117.9 million as of December 31, 2010.

•	Market to market changes on derivatives decreased consistent with the debt decrease and is due to interest rate fluctuations in the market.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•
a significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets and improvement in aging of the portfolio.

•
a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the year ended December 31, 2011 and 2010 was $7.81 and $12.97, respectively, based on a weighted average number of limited partner units outstanding of 592,809 each period.

In 2010, the General Partner waived asset management fees, including those accrued in 2009.  The General Partner continued to waive asset management fees in 2011 and waived all future management fees. Approximately $1.1 million of management fees were waived for the year ended December 31, 2011 and approximately $3.4 million in management fees have been waived through December 31, 2011 on a cumulative basis.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following summarizes our results of operations for the years ended December 31, 2010 and 2009 (dollars in thousands):

			Increase (Decrease)
	2010	2009	$	%
Revenues:
Interest on equipment financings	$10,397	$17,829	(7,432)	(42)%
Rental income	1,798	2,750	(952)	(35)%
Losses on sales of equipment and lease dispositions, net	(585)	(626)	41	(7)%
Other income	1,801	1,676	125	7%
	13,411	21,629	(8,218)	(38)%

Expenses:
Interest expense	7,713	12,862	(5,149)	(40)%
Interest expense to related party	771	-	771	100%
Depreciation on operating leases	1,242	2,193	(951)	(43)%
Provision for credit losses	8,656	17,941	(9,285)	(52)%
General and administrative expenses	1,430	2,635	(1,205)	(46)%
Administrative expenses reimbursed to affiliate	1,621	2,491	(870)	(35)%
Management fees to affiliate	(215)	2,921	(3,136)	(107)%
Mark to market changes on derivative liabilities	(39	-	(39)	(100)%
	21,179	41,043	(19,864)	(48)%
Net loss	$(7,768)	$(19,414)	11,646
Net loss allocated to limited partners	$(7,690)	$(19,220)	11,530

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

Index

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

Liquidity and Capital Resources

General

Our major source of liquidity is obtained by the collection of lease and loan payments after payments of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses and distributions to partners. We plan to fund our other cash requirements for operating expenses and distributions to partners from cash remaining after payments for debt service. As noted previously, we entered the liquidation phase in October 2011.  Accordingly, we are not permitted to purchase any new leases or loans.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At December 31, 2011, the total future minimum lease payments scheduled to be received was $43.4 million which excludes the $760,000 allowance for credit losses. The outstanding principal balance owed on our debt facility was $37.9 million. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2011	2010	2009
Net cash (provided by) used in operating activities	$825	$(907)	$11,367
Net cash provided by investing activities	42,320	61,610	86,218
Net cash used in financing activities	(43,363)	(60,474)	(97,724)
Decrease (increase) in cash	$(218)	$229	$(139)

During the year ended December 31, 2011, cash decreased by $218,000 which was primarily due to debt repayments of $44.7 million and distributions to our partners of $1.2 million, partially offset by proceeds from leases and loans of $42.5 million.

For the period August 2009 through February 2010, we suspended monthly distributions to our partners in order to increase liquidity to enable us to renew our WestLB debt agreement. In March 2010 we resumed the payment of monthly distributions to our partners at a rate of 8% per annum through July 2010.  Ongoing distributions since August 2010 have been made at 2% and are dependent on us having sufficient cash and liquidity to make such distributions.

Partners’ distributions paid for the years ended December 31, 2011 and 2010 were $1.2 million and $2.5 million, respectively.  Prior to August 1, 2009, distributions to limited partners were paid at a rate of 8% per annum of invested capital. Cumulative partner distributions paid from our inception to December 31, 2010 were approximately $19.1 million.

In 2010, the General Partner waived asset management fees including those accrued for in December 2009.  Approximately $1.1 million of management fees were waived for the year ended December 31, 2011 and approximately $3.4 million have been waived on a cumulative basis.   The General Partner has waived all future management fees.

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

Index

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of December 31, 2011 (in thousands):

	Type	Facility Amount	Amount Outstanding	Amount Available	Amount of Collateral (1)
WestLB (2)	Term	$125,000	$24,962	(3)	$29,196
Series 2007-Term Securitization (4)	Term	12,944	12,944	N/A	22,975
		$137,944	$37,906	$-	$52,171
____________________________
(1)
Recourse under these facilities is limited to the amount of collateral pledged. The WestLB revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit.

(2)	We have no availability under this credit facility. Availability is subject to having eligible leases or loans to pledge as collateral, compliance with covenants, and the borrowing base formula.
(3)
Interest on the borrowings prior to March 2009 were calculated at LIBOR plus 1.20% per annum. Borrowings under this facility after March 2009 were at a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, we entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of December 31, 2011, the interest rate swap agreements fixed the interest rate on this facility at 5.6%. Interest and principal are due as payments are received under the financings. This credit facility expired on June 30, 2010 and as discussed below, no additional borrowings are currently permitted under this facility.

(4)
The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts.  At December 31, 2011, only the Class B tranche on the 2007-Term Securitization had a remaining unpaid balance, on which interest is charged a fixed rate of 6.65% per annum.

In addition to the borrowings discussed above, we owe $7.8 million to Resource Capital Corporation (“RCC”) as of December 31, 2011, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per annum.  Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.  On February 15, 2012, the Fund paid an additional 1% fee, or $77,000, to RCC to extend the maturity date of the note payable to related party from February 15, 2012 to February 15, 2013.

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

On April 7, 2011 we were notified by WestLB that we were in default on ours loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in our portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by our General Partner, and a required minimum credit support amount, among others.  As a result, the lender has advised us that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations we owe it; (ii) declare all amounts immediately due and payable; (iii) repossess the collateral we have pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the lender chooses to repossess and sell our collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners. As of December 31, 2011, we were still in breach of several covenants under this facility.

Notwithstanding the foregoing, we are not, nor have we been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the lender has reserved its rights, it has not initiated exercise of any of the forgoing remedies.

Index

Liquidity Summary

Historically, we issued debt to acquire leases and loans. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2011, our credit evaluation indicated a need for an allowance for credit losses of $760,000. As our lease portfolio ages, and if the recovery in the United States economy falters for a substantial period of time, we may need to increase our allowance for credit losses.

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

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk have been omitted as permitted under rules applicable to smaller reporting companies.

Index

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”), as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in partners’ capital (deficit) and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lease Equity Appreciation Fund II, L.P. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2012

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2011	2010
ASSETS
Cash	$21	$239
Restricted cash	13,056	15,870
Accounts receivable	4	65
Investment in leases and loans, net	39,451	86,922
Deferred financing costs, net	1,302	2,230
Other assets	128	272
Total assets	$53,962	$105,598

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$37,906	$82,637
Note payable to related party	7,820	7,988
Accounts payable and accrued expenses	438	317
Other liabilities	368	535
Derivative liabilities, at fair value	773	2,318
Due to affiliates	17,149	17,230
Total liabilities	64,454	111,025

Commitments and contingencies (Note 11)

Partners’ Deficit:
General partner	(605)	(546)
Limited partners	(8,631)	(2,818)
Accumulated other comprehensive loss	(1,256)	(2,063)
Total partners’ deficit	(10,492)	(5,427)
Total liabilities and partners' deficit	$53,962	$105,598

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit and per unit data)

	Years Ended December 31,
	2011	2010	2009
Revenues:
Interest on equipment financings	$5,123	$10,397	$17,829
Rental income	759	1,798	2,750
Losses on sales of equipment and lease dispositions, net	(297)	(585)	(626)
Other income	781	1,801	1,676
	6,366	13,411	21,629

Expenses:
Interest expense	3,443	7,713	12,862
Interest expense to related party	873	771	-
Depreciation on operating leases	541	1,242	2,193
Provision for credit losses	4,313	8,656	17,941
General and administrative expenses	986	1,430	2,635
Administrative expenses reimbursed to affiliate	646	1,621	2,491
Management fees to affiliate	-	(215)	2,921
Mark to market changes on derivative liabilities	238	(39)	-
	11,040	21,179	41,043
Net loss	$(4,674)	$(7,768)	$(19,414)
Net loss allocated to limited partners	$(4,627)	$(7,690)	$(19,220)

Weighted average number of limited partner units outstanding during the period	592,809	592,809	593,013
Net loss per weighted average limited partner unit	$(7.81)	$(12.97)	$(32.41)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Capital (Deficit)
(In thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’	Comprehensive
	Amount	Units	Amount	(Loss) Income	Deficit	(Loss) Income

Balance, January 1, 2009	$(221)	593,694	$29,371	$(10,098)	$19,052	$-
Cash distributions	(28)	-	(2,756)	-	(2,784)
Redemption of limited partner units	-	(885)	(77)	-	(77)
Net loss	(194)	-	(19,220)	-	(19,414)	$(19,414)
Net change in cash flow hedges	-	-	-	5,677	5,677	5,677
Balance, December 31, 2009	(443)	592,809	7,318	(4,421)	2,454	$(13,737)
Cash distributions	(25)	-	(2,446)	-	(2,471)
Net loss	(78)	-	(7,690)	-	(7,768)	$(7,768)
Net change in cash flow hedges	-	-	-	2,740	2,740	2,740
Amortization of net loss on financial derivative	-	-	-	(382)	(382)
Balance, December 31, 2010	(546)	592,809	(2,818)	(2,063)	(5,427)	$(5,028)
Cash distributions	(12)	-	(1,186)	-	(1,198)
Net loss	(47)	-	(4,627)	-	(4,674)	$(4,674)
Amortization of net loss on financial derivative	-	-	-	807	807
Balance, December 31, 2011	$(605)	592,809	$(8,631)	$(1,256)	$(10,492)	$(4,674)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(4,674)	$(7,768)	$(19,414)
Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Losses on sales of equipment and lease dispositions, net	297	585	626
Depreciation on operating leases	541	1,242	2,193
Provision for credit losses	4,313	8,656	17,941
Amortization of deferred financing costs	1,008	1,442	1,395
Amortization of net gain on financial derivative	(738)	(382)	(382)
Unrealized gains on derivative hedging activities	-	(596)	-
Changes in operating assets and liabilities:
Accounts receivable	61	12	56
Other assets	144	602	(321)
Accounts payable and accrued expenses and other liabilities	(46)	(466)	(208)
Due to affiliates	(81)	(4,234)	9,481
Net cash provided by (used in) operating activities	825	(907)	11,367

Cash flows from investing activities:
Purchases of leases and loans	-	(7,777)	(7,696)
Proceeds from leases and loans	42,502	69,930	93,613
Security deposits (returned) collected	(182)	(543)	301
Net cash provided by investing activities	42,320	61,610	86,218

Cash flows from financing activities:
Borrowings of debt	-	6,735	6,656
Repayment of debt	(44,731)	(76,079)	(109,419)
Borrowings - note payable - related party	-	8,000	-
Repayments - note payable - related party	(168)	(12)	-
Decrease in restricted cash	2,814	4,508	8,856
Increase in deferred financing costs	(80)	(1,155)	(956)
Redemption of limited partner units	-	-	(77)
Cash distributions to partners	(1,198)	(2,471)	(2,784)
Net cash used in financing activities	(43,363)	(60,474)	(97,724)

(Decrease) increase in cash	(218)	229	(139)
Cash, beginning of period	239	10	149
Cash, end of period	$21	$239	$10

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2011

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

The Fund is expected to have a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and secured loans during the liquidation period, the Fund is expected to continue to return capital to its partners as those leases and loans mature. Substantially all of the Fund’s leases and loans mature by the end of 2014. The Fund entered its liquidation period in October 2011. The Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

The Fund acquired diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily an affiliate of its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of December 31, 2011, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassification

Certain reclassifications have been made to 2010 and 2009 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $123,000 and $217,000 were reclassified to ‘Interest on equipment financings’ and ‘Rental income,’ respectively, from ‘Other Income’ for the year ended December 31, 2010.  Also, renewal income of approximately $260,000 for the year ended December 31, 2009 that was previously included in ’Other income’ has been reclassified to ‘Interest on equipment financings’ on the statement of operations.  Additionally, amortization of other comprehensive income on the Fund’s interest rate swaps of approximately $159,000 for the year ended December 2010 was reclassified from “Loss on derivative activities” to “Interest expense.”

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, and the fair value and effectiveness of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Restricted Cash

Restricted cash includes cash being held in reserve by the Fund’s lenders. Restricted cash also includes approximately $723,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

Concentration of Credit Risk

As of December 31, 2011 and 2010, 13% of the Fund’s portfolio was concentrated in California.  No other state accounted for more than 9% of the Fund’s portfolio balance as of December 31, 2011.

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

Operating Leases. Leases not meeting the criteria to be classified as direct financing leases are deemed to be operating leases. Under the accounting for operating leases, the cost of the leased equipment, including acquisition fees associated with lease placements, is recorded as an asset and depreciated on a straight-line basis over the equipment’s estimated useful life, generally up to seven years. Rental income consists primarily of monthly periodic rental payments due under the terms of the leases. The Fund recognizes rental income on a straight line basis. Generally, during the lease terms of existing operating leases, the Fund will not recover all of the cost and related expenses of its rental equipment and, therefore, it is prepared to remarket the equipment in future years. The Fund’s policy is to review, on a quarterly basis, the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds such value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment. There were no write-downs of equipment during the years ended December 31, 2011, 2010 and 2009.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, the account is then charged-off and referred to the Fund internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including:  1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. The Fund discontinues the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2011 and 2010, the Fund had $974,000 and $6.4 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

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

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the Consolidated Balance Sheets. The accounting for subsequent changes in the fair value of these derivatives depends on whether the derivative has been designated and qualified for hedge accounting treatment pursuant to U.S. GAAP.

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive income on the Consolidated Balance Sheets and was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, is recognized immediately in the consolidated statement of operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.
For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of December 31, 2011 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net income, are referred to as “other comprehensive income (loss)” and for the Fund only include changes as a result of hedging activities.

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

Recent Accounting Standards

Accounting Standards Issued But Not Yet Effective

The FASB has issued the following guidance that is not yet effective for the Fund as of December 31, 2011:

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

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance will become effective for the Fund beginning January 1, 2012.  The Fund does not expect that adoption of this amendment will significantly impact its consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

NOTE 3 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Cash paid for:
Interest	$3,484	$6,935	$12,314

NOTE 4 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2011	2010
Direct financing leases (a)	$25,779	$63,493
Loans (b)	14,154	26,775
Operating leases	278	1,974
	40,211	92,242
Allowance for credit losses	(760)	(5,320)
	$39,451	$86,922

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2011		2010
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$27,286	$16,030	$68,308	$31,010
Unearned income	(2,674)	(1,765)	(7,139)	(4,106)
Residuals, net of unearned residual income (a)	1,767	-	3,080	-
Security deposits	(600)	(111)	(756)	(129)
	$25,779	$14,154	$63,493	$26,775

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2011	2010
Equipment	$1,426	$6,714
Accumulated depreciation	(1,149)	(4,760)
Security deposits	1	20
	$278	$1,974

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

At December 31, 2011, the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Total
2012	$16,922	$7,458	$57	$24,437
2013	6,877	5,083	17	11,977
2014	1,402	2,130	9	3,541
2015	715	629	-	1,344
2016	685	458	-	1,143
2017 and thereafter	685	272	-	957
	$27,286	$16,030	$83	$43,399

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

NOTE 5 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The disclosures in this footnote follow new guidance issued by the FASB that requires companies to provide more information about the credit quality of their financing receivables including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators.

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $760,000 and $5.3 million for December 31, 2011 and December 31, 2010, respectively) as of December 31, 2011 and December 31, 2010 (in thousands):

Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$37,692	93.7%	$81,739	88.6%
Delinquent:
31 to 91 days past due	1,545	3.9%	4,109	4.5%
Greater than 91 days (a)	974	2.4%	6,394	6.9%

	$40,211	100.0%	$92,242	100.0%

(a) Balances in this age category are collectivelly evaluated for impairment.

The Fund had $974,000 and $6.4 million of leases and loans on nonaccrual status as of December 31, 2011 and 2010, respectively.  The credit quality of the Fund’s investment in leases and loans as of December 31, 2011 is as follows (in thousands):

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

	Years Ended December 31,
	2011	2010
Performing	$39,237	$85,848
Nonperforming	974	6,394
	$40,211	$92,242

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31,
	2011	2010	2009
Allowance for credit losses, beginning of year	$5,320	$11,380	$5,770
Provision for credit losses	4,313	8,656	17,941
Charge-offs	(10,662)	(15,868)	(13,230)
Recoveries	1,789	1,152	899
Allowance for credit losses, end of year (a)	$760	$5,320	$11,380

(a)	End of year balances were collectively evaluated for impairment.

NOTE 6 – DEFERRED FINANCING COSTS

As of December 31, 2011 and 2010, deferred financing costs include $1.3 million and $2.2 million, respectively, of unamortized costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2011 and 2010 was $4.7 million and $3.8 million, respectively.

 NOTE 7 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			December 31, 2011
	Type	Maturity Date	Facility Amount	Amount Outstanding	Amount Available	Interest rate per annum per agreement	Interest rate per annum adjusted for Swap (2)	December 31, 2010 Outstanding Balance
WestLB, AG	Term	(3)	$125,000	$24,962	(1)	(3)	5.6%	$53,174

2007-01- Term Securitization - Class A-3 (4)	Term	July 2012	-	-	N/A	One month LIBOR + 0.20%	5.6%	14,934

2007-01 Term Securitization - Class B	Term	March 2015	12,944	12,944	N/A	6.7%	6.7%	14,529

			$137,944	$37,906	$-			$82,637

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
(3)
This revolving line of credit is collateralized by specific lease receivables and related equipment, with a 1% credit reserve of the outstanding line of credit. Interest on borrowings prior to March 2009 were calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per annum. Borrowings under this facility after March 2009 are a rate of LIBOR plus 2.50% per annum. To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements, which terminate on various dates ranging from July 2013 to August 2015. As of December 31, 2011, the interest rate swap agreements fixed the interest rate on this facility at 5.6%. This credit facility expired on June 30, 2010 and as discussed below, no additional borrowings are currently permitted under this facility.  Recourse under this facility is limited to the amount of collateral pledged. As of December 31, 2011, $26.2 million of leases and loans and $2.9 million of restricted cash were pledged as collateral under this facility.

(4)	As of December 31, 2011, $13.6 million of leases and loans and $9.4 million of restricted cash were pledged as collateral under this securitization.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

The Fund is subject to certain financial covenants related to its debt facilities. These covenants are related to such things as minimum tangible net worth, maximum leverage ratios and portfolio delinquency. The minimum tangible net worth covenants measure the Fund’s equity adjusted for intangibles and amounts due to its General Partner. The maximum leverage covenants restrict the amount that the Fund can borrow based on a ratio of its total debt compared to its net worth. The portfolio performance covenants generally provide that the Fund would be in default if a specified percentage of its portfolio of leases and loans was delinquent in payment beyond acceptable grace periods.

In addition, the Fund’s debt facilities include financial covenants covering affiliated entities responsible for servicing its portfolio. These covenants exist to provide the lenders with information about the financial viability of the entities that service the Fund’s portfolio. These entities include the Fund, its General Partner and certain other affiliates involved in the sourcing and servicing of the portfolio. These covenants are similar in nature to the Fund’s covenants and are related to such things as the entity’s minimum tangible net worth, maximum leverage ratios, managed portfolio delinquency and compliance of the debt terms of all of the General Partner’s managed entities.

On April 7, 2011 the Fund was notified by WestLB that it was in default on its loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  As a result, the lender has advised the Fund that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations the Fund owes it; (ii) declare all amounts immediately due and payable; (iii) repossess the collateral the Fund has pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the lender chooses to repossess and sell the Fund’s collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce its income and distributions to its partners. As of December 31, 2011, the Fund was still in breach of several covenants under this facility.

Notwithstanding the foregoing, the Fund is not, nor has it been, delinquent on any monthly payments of principle and interest owed to the lender.  Moreover, while the lender has reserved its rights, it has not initiated exercise of any of the forgoing remedies.

Weighted average borrowings for the year ended December 31, 2011 were $58.4 million as compared to $117.9 million as of December 31, 2010, at effective interest rates of 8.41% and 7.66%, respectively.

Note payable to related party:  In addition to the borrowings discussed above, the Fund owes $7.8 million to Resource Capital Corporation (“RCC”) as of December 31, 2011, which is a related entity of the Fund through common management with RAI.  On June 3, 2011, the Fund paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

As discussed in Note 12, on February 15, 2012 the Fund paid RCC a 1% fee, or $77,000, to extend the maturity of the note payable to related party to February 15, 2013.

Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings (assuming that WestLB waives the aforementioned covenant breaches) over the next four years ended December 31, are as follows (in thousands):

December 31, 2012	$28,498
December 31, 2013	11,162
December 31, 2014	3,400
December 31, 2015	2,666
$45,726

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

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund has elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. The Fund has agreements with certain of its derivative counterparties that incorporate the loan covenant provisions of the Fund’s indebtedness with a lender affiliate of the derivative counterparty. Failure to comply with the loan covenant provisions would result in the Fund being in default on any derivative instrument obligations covered by the agreement. As of December 31, 2011, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2011, it could be required to settle its obligations under the agreements at their termination value of $821,000.

At December 31, 2011, the Fund has 20 interest rate swaps which terminate on various dates ranging from July 2013 to August 2015 which generally coincide with the maturity period of its portfolio of lease and loans.  These contracts, which fix the Fund’s interest rates on a portion of its variable rate debt, are based on 1 month LIBOR.  The following table indicates the notional amounts outstanding and the ranges of fixed and variable rates associated with these contracts as of December 31, 2011 and 2010 (in thousands):

	2011	2010
Fixed swaps (notional amount)	$24,657	$167,118
Range of receive rate	0.45% - 0.56%	0.26% - 1.05%
Range of pay rate	3.03% - 5.55%	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of December 31, 2011 and 2010 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2011	Derivatives liabilities, at fair value	$-	$(773)
2010	Derivatives liabilities, at fair value	$284	$(2,602)

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

The following table summarizes the effect of the interest rate swaps on the 2010 consolidated statements of operations and other comprehensive income prior to being de-designated on October 1, 2010 (in thousands):

	Amount of loss recognized in OCI (effective portion)	Location of loss reclassified from OCI to the statement of operations (effective portion)	Amount of loss reclassified from OCI to the statement of operations (effective portion)	Location of loss recognized in the statement of operations (ineffective portion)	Amount of loss recognized in the statement of operations (ineffective portion)
2010	$(1,155)	Interest expense	$(3,639)	Interest expense	$-

The following table summarizes the effect of the interest rate swaps on the 2011 and 2010 consolidated statements of operations and other comprehensive income subsequent to being de-designated on October 1, 2010 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of net (loss)/ gain reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of net (loss)/gain recognized in the statement of operations
2011	Interest expense	$(807)	Various (1)	$(238)
2010	Interest expense	$126	Various (1)	$39

(1) All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in Mark to market changes on derivative liabilities on the accompanying consolidated statements of operations.

Assuming market rates remain constant with those at December 31, 2011, $511,000 of accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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
December 31, 2011

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

Assets (liabilities) measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Assets (Liabilities)
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swap liabilities at December 31, 2011	$-	$(773)	$-	$(773)
Interest rate swap liabilities at December 31, 2010	$-	$(2,602)	$-	$(2,602)
Interest rate swap assets at December 31, 2010	$-	$284	$-	$284

NOTE 10 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$153	$123
Management (credit) fees	-	(215)	2,921
Administrative expenses	646	1,621	2,491

Acquisition Fees: The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: The General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2 % for full payout leases, or a competitive fee, whichever is less. During the Fund’s five-year investment period, the management fees were subordinated to the payment to the Fund’s limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  In 2010, the General Partner waived asset management fees including those accrued for in December 2009.  Approximately $1.1 million of management fees were waived for the year ended December 31, 2011 and approximately $3.4 million have been waived on a cumulative basis.  The General Partner has waived all future management fees.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2011

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

Distributions:  The General Partner owns a 1% general partner interest and a 2.0% limited partner interest in the Fund. The General Partner was paid cash distributions of $12,000 and $19,000, respectively, for its general partner and limited partner interests in the Fund in 2011.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $2.3 million calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2011, the Fund has a $12,000 remaining Repurchase Commitment of which $0 was recorded as a liability.

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 12 – SUBSEQUENT EVENTS

On February 15, 2012, the Fund extended the maturity date of the note payable to related party from February 15, 2012 to February 15, 2013 by paying a 1% fee, or $77,000, to RCC..

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2011, our internal control over financial reporting is effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

On June 8, 2011 we commenced a solicitation of our limited partners seeking their consent to amend the Limited Partnership Agreement to extend our reinvestment period for an additional two years and to allow for reinvestment of Distributable Cash in new leases and loans prior to full settlement of the Unpaid Cumulative Return to our partners.  The Limited Partnership Agreement defines “Distributable Cash” generally as our gross revenue without deduction for depreciation, but after deducting cash funds used to pay all expenses, debt service, capital improvements and replacements, and less amounts allocated to reserves by our General Partner and plus amounts released from reserves by our General Partner.  The Limited Partnership Agreement defines “Unpaid Cumulative Return” as the amount of the limited partner’s Cumulative Return, reduced by aggregate distributions made to such limited partner, and defines “Cumulative Return” as an amount equal to an 8.0% annual cumulative return on the limited partner’s Adjusted Capital Contribution. A limited partner’s “Adjusted Capital Contribution” is the aggregate initial purchase price paid for a limited partner’s units of limited partnership interest, reduced by all distributions theretofore made to a limited partner in excess of the Cumulative Return. Voting on the amendments closed in December 2011.   A majority of the limited partner units outstanding were required to vote in favor of the proposed amendments to enact the proposed changes.  However, we did not receive the required number of votes necessary to (1) extend the reinvestment period for an additional two years or (2) to allow for reinvestment of Distributable Cash prior to full settlement of the Unpaid Cumulative Return.  Accordingly, the Fund entered the liquidation phase in October 2011 and all Distributable Cash will continue to be used to settle the Unpaid Cumulative Return.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	59	Chief Executive Officer
Jonathan Z. Cohen	41	Director
Jeffrey F. Brotman	48	Director
Robert K. Moskovitz	55	Chief Financial Officer

Crit S. DeMent was Chairman of the Board of Directors and Chief Executive Officer of LEAF Financial since November 2001 until December 14, 2011. Mr. DeMent also serves as Chairman of the Board of Directors and Chief Executive Officer of LEAF Asset Management since it was formed in August 2006, Chairman of the Board of Directors and Chief Executive Officer of LEAF Funding since March 2003, a Senior Vice President of Resource America since 2005 and Senior Vice President – Equipment Leasing of Resource Capital Corp. since March 2005. Beginning January 1, 2011, Mr. DeMent serves as the Chairman of the Board of Directors and Chief Executive Officer of LEAF Commercial Capital, Inc.  Before that, he was President of Fidelity Leasing, Inc. and its successor, the Technology Finance Group of Citi-Capital Vendor Finance from 1998 to 2001. Mr. DeMent was Vice President of Marketing for Tokai Financial Services from 1987 through 1996. Mr. DeMent serves as the Chairman of the Board of Directors of the Equipment Leasing and Finance Association.

 Jonathan Z. Cohen has been a Director of LEAF Financial Corporation since January 2002, and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (the general partner of Atlas Pipeline Partners, L.P., a publicly-traded oil and gas pipeline limited partnership) since its formation in 1999, Chairman of the Board of Directors of Atlas Energy GP, LLC (the general partner of Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.), a publicly-traded oil and gas limited partnership) and Vice Chairman of the Board of Directors of Atlas Resource Partners GP, LLC (the general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas E&P limited partnership) since February 2012.  Mr. Cohen was also Vice Chairman of the Board of Directors of Atlas Energy, Inc. ((f/k/a Atlas America, Inc.) a publicly-traded oil and gas company) from September 2000 until February 2011 and Vice Chairman of Atlas Energy Resources, LLC from June 2006 until February 2011.

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

Index

Mr. Cohen has extensive financial and operational experience, including as the chief executive officer of our general partner’s publicly traded parent company.

Mr. Brotman has significant experience in finance, as an attorney, and as the chief executive officer of a public company.

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009, and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer and Assistant Secretary of LEAF Asset Management since it was formed in August 2006, and Chief Financial Officer and a Director of LEAF Funding since May 2004.  Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touché (formerly Touché Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2011.

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 1,405 limited partners as of December 31, 2011.

(b)
In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2011 our General Partner owned 11,986 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.

Index

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We do not directly employ any persons to manage or operate our business. These functions are provided by our General Partner and employees of our General Partner and/or its affiliates. We reimburse our General Partner and/or its affiliates for all direct and indirect costs of services provided, including the cost of employees and benefits properly allocable to us and all other expenses necessary or appropriate for the conduct of our business. The following is a summary of fees and costs of services charged by our General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2011	2010	2009
Acquisition fees	$-	$153	$123
Management (credit) fees	-	(215)	2,921
Administrative expenses	646	1,621	2,491

Acquisition Fees: Our General Partner was paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price we paid for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: Our General Partner was paid a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2 % for full payout leases, or a competitive fee, whichever is less. During our five-year investment period, the management fees were subordinated to the payment to our limited partners of a cumulative annual distribution of 8.0% of their capital contributions, as adjusted by distributions deemed to be a return of capital.  In 2010, our General Partner waived asset management fees including those accrued for in December 2009.  Approximately $1.1 million of management fees were waived for the year ended December 31, 2011 and approximately $3.4 million have been waived on a cumulative basis.  Our General Partner has waived all future management fees.

Administrative Expenses: Our General Partner and its affiliates are reimbursed by us for administrative services reasonably necessary to operate which don’t exceed our General Partner’s cost of those fees or services.

Due to Affiliates:  Due to affiliates includes amounts due to our General Partner related to acquiring and managing portfolios of equipment from our General Partner, management fees and reimbursed expenses.

Note Payable to related party:   We owe $7.8 million to Resource Capital Corporation (“RCC”) as of December 31, 2011, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  On February 15, 2012, we extended the maturity date of the note payable to related party from February 15, 2012 to February 15, 2013 by paying a 1% fee, or $77,000, to RCC.  Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

Distributions. Our General Partner owns a 1% general partner interest and a 2.0% limited partner interest in us. Our General Partner was paid cash distributions of $12,000 and $19,000 respectively, for its general partner and limited partner interests in us in 2011.

Additionally, our General Partner is entitled to the following fees (if applicable):

•
a subordinated commission equal to one-half of a competitive commission, up to a maximum of 3% of the contract sales price, for arranging the sale of our equipment after the expiration of a lease. During the reinvestment period, these commissions are subordinated to the payment of distributions to our limited partners of a cumulative annual return of 8%, compounded daily, on their capital contributions, as adjusted by distributions deemed to be a return of capital. No commissions were paid in the years ended December 31, 2011 and 2010; and

•
a commission equal to the lesser of a competitive rate or 2% of gross rental payments derived from any re-lease of equipment, payable as we receive rental payments from re-lease. We will not, however, pay a re-lease commission if the re-lease is with the original lessee or its affiliates. No re-lease commissions were paid in the years ended December 31, 2011 or 2010.

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

Index

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $157,000 and $158,000 in the years ended December 31, 2011 and 2010, respectively.

Audit-Related Fees. We did not incur fees in 2011 for other services not included above.

Tax Fees. We did not incur fees in 2011 for other services not included above.

All Other Fees. We did not incur fees in 2011 for other services not included above.

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

Index

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010; (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the years ended December 31, 2011, 2010 and 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, the General Partner

March 28, 2012	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

March 28, 2012	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent	Chief Executive Officer of the General Partner	March 28, 2012
CRIT S. DEMENT	(Principal Executive Officer)

/s/ Robert K. Moskovitz	Chief Financial Officer	March 28, 2012
ROBERT K. MOSKOVITZ	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 28, 2012
JONATHAN Z. COHEN

/s/ Jeffrey F. Brotman	Director of the General Partner	March 28, 2012
JEFFREY F. BROTMAN