Form 10-Q
period 2012-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2012-05-15
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Cash	$220	$21
Restricted cash	12,137	13,056
Accounts receivable	3	4
Investment in leases and loans, net	31,753	39,451
Deferred financing costs, net	1,174	1,302
Other assets	170	128
Total assets	$45,457	$53,962

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$30,311	$37,906
Note payable to related party	7,829	7,820
Accounts payable and accrued expenses	493	438
Other liabilities	346	368
Derivative liabilities, at fair value	601	773
Due to affiliates	17,077	17,149
Total liabilities	56,657	64,454

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(612)	(605)
Limited partners	(9,417)	(8,631)
Accumulated other comprehensive loss	(1,171)	(1,256)
Total partners’ deficit	(11,200)	(10,492)
Total liabilities and partners' deficit	$45,457	$53,962

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Interest on equipment financings	$770	$1,738
Rental income	47	222
Gains (losses) on sales of equipment and lease dispositions, net	47	(312)
Other income	156	215
	1,020	1,863

Expenses:
Interest expense	584	918
Interest expense to related party	198	240
Depreciation on operating leases	37	191
Provision for credit losses	359	1,612
General and administrative expenses	196	166
Administrative expenses reimbursed to affiliate	91	201
Mark to market changes on derivative liabilities	50	25
	1,515	3,353
Net loss	$(495)	$(1,490)
Net loss allocated to limited partners	$(490)	$(1,475)

Weighted average number of limited partner units outstanding during the period	592,809	592,809
Net loss per weighted average limited partner unit	$(0.83)	$(2.49)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
 (In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(495)	$(1,490)
Amortization of net loss on financial derivatives	85	159

Comprehensive loss	$(410)	$(1,331)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	(Deficit) Income

Balance, January 1, 2012	$(605)	592,809	$(8,631)	$(1,256)	$(10,492)
Cash distributions	(2)	-	(296)	-	(298)
Net loss	(5)	-	(490)	-	(495)
Amortization of net loss on financial derivatives	-	-	-	85	85
Balance, March 31, 2012	$(612)	592,809	$(9,417)	$(1,171)	$(11,200)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(495)	$(1,490)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gains) losses on sales of equipment and lease dispositions, net	(47)	312
Depreciation on operating leases	37	191
Provision for credit losses	359	1,612
Amortization of deferred financing costs	206	214
Net gain on financial derivatives	(87)	(460)
Changes in operating assets and liabilities:
Accounts receivable	1	10
Other assets	(42)	9
Accounts payable and accrued expenses and other liabilities	33	143
Due to affiliates	(72)	(194)
Net cash (used in) provided by operating activities	(107)	347

Cash flows from investing activities:
Proceeds from leases and loans	7,623	12,691
Security deposits returned	(274)	(38)
Net cash provided by investing activities	7,349	12,653

Cash flows from financing activities:
Repayment of debt	(7,595)	(13,658)
Borrowings - note payable - related party	78	-
Repayments - note payable - related party	(69)	(4)
Decrease in restricted cash	919	846
Increase in deferred financing costs	(78)	-
Cash distributions to partners	(298)	(294)
Net cash used in financing activities	(7,043)	(13,110)

Increase (decrease) in cash	199	(110)
Cash, beginning of period	21	239
Cash, end of period	$220	$129

Supplemental cash flow disclosure:
Cash paid for interest	$528	$1,111

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
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

Prior to entering the liquidation period, the Fund acquired diversified portfolios of equipment to finance to end users throughout the United States as well as the District of Columbia and Puerto Rico. The Fund also acquired existing portfolios of equipment subject to existing financings from other equipment finance companies, primarily an affiliate of its General Partner. The primary objective of the Fund is to generate regular cash distributions to its partners from its equipment finance portfolio over the life of the Fund.

As of March 31, 2012, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued and determined there were no events that have occurred that would require adjustments to the consolidated financial statements.

Reclassification

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation.  In the statement of operations, renewal income of approximately $130,000 was reclassified to interest on equipment financings from other income for the three months ended March 31, 2011. Additionally, amortization of other comprehensive income on the Fund’s interest rate swaps of approximately $159,000 for the three months ended March 31, 2011 was reclassified from loss on derivative activities to interest expense.

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
March 31, 2012
(Unaudited)

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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment for the three month periods ended March 31, 2012 or 2011.

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
March 31, 2012
(Unaudited)

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

 Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately on the accompanying consolidated statements of operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of Fund’s derivative financial instruments change.

 For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive income as of  March 31, 2012 is being reclassified into earnings as an adjustment to interest expense over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive income will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the fund, such as late fee income and collection fee income, among others.  Late fee income and collection fee income were $107,000 and $30,000, respectively, for the three months ended March 31, 2012 and $159,000 and $23,000, respectively, for the three months ended March 31, 2011.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendment requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.

Fair Value Measurements - In May 2011, the FASB issued an amendment to revise the wording used to describe the requirements for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments to result in a change in the application of the current requirements. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements, such as specifying that the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements such as specifying that, in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability. This guidance was adopted by the Fund for the period beginning January 1, 2012 and did not significantly impact the Fund’s consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Direct financing leases (a)	$20,313	$25,779
Loans (b)	11,663	14,154
Operating leases	177	278
	32,153	40,211
Allowance for credit losses	(400)	(760)
	$31,753	$39,451

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$21,569	$13,259	$27,286	$16,030
Unearned income	(2,118)	(1,495)	(2,674)	(1,765)
Residuals, net of unearned residual income (a)	1,206	-	1,767	-
Security deposits	(344)	(101)	(600)	(111)
	$20,313	$11,663	$25,779	$14,154

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Equipment	$1,019	$1,426
Accumulated depreciation	(841)	(1,149)
Security deposits	(1)	1
	$177	$278

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $400,000 and $760,000) as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$30,645	95.3%	$37,692	93.7%
Delinquent:
31 to 91 days past due	684	2.1%	1,545	3.8%
Greater than 91 days (a)	824	2.6%	974	2.4%

	$32,153	100.0%	$40,211	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $824,000 and $974,000 of leases and loans on nonaccrual status as of March 31, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of March 31, 2012 is as follows (in thousands):

	March 31,	December 31,
	2012	2011
Performing	$31,329	$39,237
Nonperforming	824	974
	$32,153	$40,211

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2012	2011
Allowance for credit losses, beginning of year	$760	$5,320
Provision for credit losses	359	1,612
Charge-offs	(903)	(1,902)
Recoveries	184	280
Allowance for credit losses, end of period (a)	$400	$5,310

(a)	End of period lease and loan balances were collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of March 31, 2012 and December 31, 2011, deferred financing costs include $1.2 million and $1.3 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of March 31, 2012 and December 31, 2011 was $4.9 million and $4.7 million, respectively.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			March 31, 2012
	Type	Maturity Date	Amount Outstanding	Interest rate per annum per agreement	Interest rate per annum adjusted for Swaps	December 31, 2011 Outstanding Borrowings
WestLB AG (1)	Term	(1)	$19,470	(1)	5.6%	$24,962

2007-01 Term Securitization (2)	Term	March 2015	10,841	6.7%	6.7%	12,944

			$30,311			$37,906

(1)
This term loan is collateralized by specific lease receivables and related equipment. Interest on originations financed prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed after March 2009 are at a rate of LIBOR plus 2.50% per year. The Fund continues to repay the principal and interest on the outstanding borrowings as payments are received on the underlying leases and loans pledged as collateral, however, as discussed further below, the Fund is currently in default on this agreement and the lender could declare all amounts immediately due and payable.  Recourse under this facility is limited to the amount of collateral pledged. As of March 31, 2012, $21.0 million of leases and loans and $2.6 million of restricted cash were pledged as collateral under this facility.

(2)	As of March 31, 2012, $11.1 million of leases and loans and $9.3 million of restricted cash were pledged as collateral under this securitization.

On April 7, 2011 the Fund was notified by WestLB AG (“WestLB” or “the Lender”) that it was in default on its loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  As a result, the Lender has advised the Fund that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations the Fund owes it; (ii) declare all amounts immediately due and payable; (iii) repossess the collateral the Fund has pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the Lender chooses to repossess and sell the Fund’s collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce its income and distributions to its partners. As of March 31, 2012, the Fund was still in breach of several covenants under this facility.

Notwithstanding the foregoing, the Fund is not, nor has it been, delinquent on any monthly payments of principal and interest owed to the Lender.  Moreover, while the Lender has reserved its rights, it has not initiated exercise of any of the foregoing remedies.

Note payable related party:  As of March 31, 2012 and December 31, 2011, the Fund owed $7.8 million to Resource Capital Corporation (“RCC”) which is a related entity of the Fund through common management with RAI.  On June 3, 2011, the Fund paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to further extend the maturity of the note payable to February 15, 2013. Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

Repayments:  Assuming that WestLB waives the aforementioned covenant breaches, estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended March 31 are as follows (in thousands):

March 31, 2013	$25,280
March 31, 2014	7,810
March 31, 2015	5,050
$38,140

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of March 31, 2012, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at March 31, 2012, it could be required to settle its obligations under the agreements at their termination value of $637,000.

At March 31, 2012, the Fund has 20 interest rate swaps which terminate on various dates ranging from July 2013 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss which is being amortized into earnings over the remaining term of the Fund’s debt. The election to discontinue hedge accounting may create future volatility in the Fund’s reported income statement results; however it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  March 31, 2012 and December 31, 2011, and on the consolidated statement of operations for the three months ended March 31, 2012 and March 31, 2011 (in thousands):

	2012	2011
Fixed swaps (notional amount)	$19,732	$24,657
Range of receive rate	0.27% - 0.41%	0.45% - 0.56%
Range of pay rate	3.03% - 5.55%	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of March 31, 2012 and December 31, 2011 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2012	Derivatives liabilities, at fair value	$-	$(601)
2011	Derivatives liabilities, at fair value	$-	$(773)

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the March 31, 2012 and 2011 consolidated statements of operations and other comprehensive income (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of net loss reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of net loss recognized in the statement of operations
2012	Interest expense	$85	(1)	$50
2011	Interest expense	$159	(1)	$25

(1) All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in mark to market changes on derivative liabilities on the accompanying consolidated statements of operations.

As of March 31, 2012, $1.2 million of the unrealized loss remains in accumulated other comprehensive loss and approximately $722,000 is expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
March 31, 2012
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest Rate Swaps at March 31, 2012	$-	$(601)	$-	$(601)
Interest Rate Swaps at December 31, 2011	$-	$(773)	$-	$(773)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	91	201

Management Fees: The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. Approximately $196,000 of management fees were waived for the three month period ended March 31, 2012 and approximately $3.6 million of management fees have been waived on a cumulative basis. The General Partner has waived all future management fees.

Administrative Expenses: The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

Due to Affiliates:  Due to affiliates includes amounts due to the General Partner related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Note Payable to related party:  See Note 6 for a further discussion.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund II, L.P. and its subsidiaries.

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

We are expected to have a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the liquidation period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. Substantially all of our leases and loans mature by the end of 2014. We entered our liquidation period in October 2011. We will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

We acquired a diversified portfolio of new, used or reconditioned equipment that we leased to third-parties.  We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner. In addition, we made secured loans to end users to finance their purchase of equipment. We attempted to structure our secured loans so that, in an economic sense, there was no difference to us between a secured loan and a full payout equipment lease. We financed business-essential equipment including, but not limited to, computers, copiers, office furniture, water filtration systems, machinery used in manufacturing and construction, medical equipment and telecommunications equipment. We focused on the small to mid-size business market, which generally includes businesses with:

●	500 or fewer employees;

●	$1 billion or less in total assets;

●	Or $100 million or less in total annual sales.

Our principal objective is to generate regular cash distributions to our limited partners.

General Economic Overview

Economic indicators for the quarter ending March 31, 2012 point to continuation of a slow but uncertain recovery from the “Great Recession.”  Among positive trends was further job growth, reduction in jobless claims, and reduction in the unemployment rate.  Growth in manufacturing continued, driven largely by the recovering auto industry.  At the same time rising oil prices and the persistent problems in housing markets pose a serious threat to a sustained pattern of economic growth.  Capital markets remain on edge with the continuing flow of troublesome news related to sovereign debt in the euro-zone.

Index

Certain key indicators of economic activity that were reported in the quarter ending March 31, 2012 are described below.  While these indicators show an overall favorable trend, they also highlight unbalanced economic performance. While the following uncertainties in the economic outlook persist, and while the economy remains unsettled, our portfolio performance may be affected.

•
The National Federation of Independent Business Small-Business Optimism Index posted a gain in February 2012 which was the sixth consecutive month of gains. The National Federation of Independent Business reports that while the increase is a sign that economic recovery is likely to continue, the Index remains at a historically low level.  This is an important economic indicator for us because small businesses comprise the majority of the borrowers and lessees in our portfolio and consequently the health of the small business community is critical to our portfolio performance.

•
In March 2012, The National Association of Realtors reported that existing home sales in February 2012 declined from the pace in January 2012 but increased as compared to the prior year period. The National Association of Realtors also reported that the pending home sales index, which is a forward looking indicator, posted a decline in February 2012 as compared to January 2012.

•
The S&P Case-Shiller Home Price Index from March 2012 reported annual decreases in home prices of 3.9% and 3.8% for the 10 and 20- City Composite Indices and a decline of 0.8% for both indices in the month of January 2012.

•	During March 2012 the nation added 120,000 jobs and the unemployment rate at the end of March 2012 fell to 8.2% from 8.5% at the end of December 2011.

•
The Institute of Supply Management reported, in March 2012, a broad based growth in U.S. manufacturing.  The Institute of Supply Management’s Employment Index also grew in March 2012, the 30th consecutive month of such gains, which generally supports the national job growth trends.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index in March 2012 was 61.7, up significantly from the December 2011 Index of 57.2.    This signifies general optimism among members of the equipment leasing and finance industry fueled largely by growth in business volumes and improving receivables performance.  Similarly the March 2012 Credit Manager’s Index published by the National Association of Credit Managers increased to 56.2 from 54.4 in December 2011 driven largely by growth in new business, improved business payment habits, and declines in business bankruptcies.

Index

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31,	December 31,
	2012	2011
Investment in leases and loans, net	$31,753	$39,451

Number of contracts	7,800	8,800
Number of individual end users (a)	6,900	7,700
Average original equipment cost	$23.6	$24.2
Average initial lease term (in months)	68	66
Average remaining lease term (in months)	21	21
States accounting for more than 10% of lease and loan portfolio:
California	13%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	28%	27%
Medical Equipment	19%	18%
Water Purification	13%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Manufacturing	15%	14%
Retail Trade	12%	13%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$32,153	$77,464	$(45,311)	(58)%
Less: allowance for credit losses	400	5,310	(4,910)	(92)%
Investment in leases and loans, net	$31,753	$72,154	$(40,401)	(56)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$36,081	$83,333	$(47,252)	(57)%
Non-performing assets	$824	$6,794	$(5,970)	(88)%
Charge-offs, net of recoveries	$719	$1,622	$(903)	(56)%
As a percentage of finance receivables:
Allowance for credit losses	1.24%	6.85%
Non-performing assets	2.56%	8.77%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	1.99%	1.95%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers.  Despite this, our non-performing assets as a percentage of finance receivables decreased from 8.77% at March 31, 2011 to 2.56% at March 31, 2012, reflecting an improvement in the aging of our portfolio.  Our allowance for credit losses as a percentage of our investments in leases and loans also reflects this, decreasing from 6.85% at March 31, 2011 to 1.24% at March 31, 2012.

Our net charge-offs decreased in the 2012 period compared to the 2011 period due primarily to the decrease in our portfolio balance.

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

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through March 31, 2012.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$770	$1,738	(968)	(56)%
Rental income	47	222	(175)	(79)%
Gains (losses) on sales of equipment and lease dispositions, net	47	(312)	359	115%
Other income	156	215	(59)	(27)%
	1,020	1,863	(843)	(45)%

Expenses:
Interest expense	584	918	(334)	(36)%
Interest expense - related party	198	240	(42)	(18)%
Depreciation on operating leases	37	191	(154)	(81)%
Provision for credit losses	359	1,612	(1,253)	(78)%
General and administrative expenses	196	166	30	18%
Administrative expenses reimbursed to affiliate	91	201	(110)	(55)%
Mark to market changes on derivative liabilities	50	25	25	100%
	1,515	3,353	(1,838)	(55)%
Net loss	$(495)	$(1,490)	995
Net loss allocated to limited partners	$(490)	$(1,475)	985

The overall reductions in both revenues and expenses were caused by the significant decrease in the size of our lease and loan portfolio due to continued maturity of our investments as well as the significant reduction in debt during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $36.1 million for the three months ended March 31, 2012 as compared to $83.3 million for the three months ended March 31, 2011, a decrease of $47.2 million or 57%.

•
Gains on the sale of equipment and lease dispositions increased $359,000 to $47,000 for the three months ended March 31, 2012 compared to a net loss of $312,000 for the three months ended March 31, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $215,000 for the three months ended March 31, 2011 to $156,000 for the three months ended March 31, 2012, a decrease of $59,000 or 27%.  The decrease in other income is primarily related to a decrease in late fee income and collection administrative fees, which is driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A significant decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the three months ended March 31, 2012 were $34.4 million as compared to $76.5 million for the three months ended March 31, 2011.

•	A decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•
A significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets and an improvement in the performance of our portfolio.  Non-performing assets declined to $824,000 at March 31, 2012 compared to $6.8 million at March 31, 2011.

Index

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2012 and 2011 was $0.83 and $2.49, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, in addition to normal operating expenses, investment in leases and loans and distributions to partners.

We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash (used by) provided by operating activities	$(107)	$347
Net cash provided by investing activities	7,349	12,653
Net cash used in financing activities	(7,043)	(13,110)
Increase (decrease) in cash	$199	$(110)

During the three months ended March 31, 2012, cash increased by $199,000 primarily due to net proceeds from leases and loans of $7.3 million and a decrease in restricted cash of $919,000, partially offset by debt repayments of $7.6 million, distributions to our partners of $298,000, and a decrease in operating cash of $107,000.

Partners’ distributions paid for the three months ended March 31, 2012 and 2011 were $298,000 and $294,000, respectively.  Cumulative partners distributions paid from our inception to March 31, 2012 were $19.4 million.  To date, limited partners have received approximately 33% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Partners’ distributions were made at a rate of 2.0% per annum in 2012 and 2011.

The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. Approximately $196,000 of management fees were waived for the three month period ended March 31, 2012 and approximately $3.6 million of management fees have been waived on a cumulative basis. The General Partner has waived all future management fees.

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of March 31, 2012 (in thousands):

	Type	Amount Outstanding	Amount of Collateral (1)
WestLB (2)	Term	$19,470	$23,640
Series 2007-01 -Term Securitization (3)	Term	10,841	20,316
		$30,311	$43,956

(1)	Recourse under these facilities is limited to the amount of collateral pledged.

(2)
This term loan is collateralized by specific lease receivables and related equipment. Interest on originations financed prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. We continue to repay the principal and interest on the outstanding borrowings as payments are received on the underlying leases and loans pledged as collateral, however, as discussed further below, we are currently in default on this agreement and the lender could declare all amounts immediately due and payable.  Recourse under this facility is limited to the amount of collateral pledged.

(3)
The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts. See Note 7 for a further discussion.

In addition to the borrowings discussed above, we owe $7.8 million to Resource Capital Corporation (“RCC”) as of March 31, 2012, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per annum.   On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to RCC to further extend the maturity date of the note payable to related party from February 15, 2012 to February 15, 2013.   Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

Index

On April 7, 2011 we were notified by WestLB AG (“WestLB” or “the Lender”) that we were in default on ours loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in our portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by our General Partner, and a required minimum credit support amount, among others.  As a result, the Lender has advised us that it has reserved, and continues to reserve, all of its rights and remedies provided for in the loan agreement including the right to (i) commence legal action to collect the obligations we owe it; (ii) declare all amounts immediately due and payable; (iii) repossess the collateral we have pledged to it under the loan agreement; and (iv) increase the interest rate on outstanding borrowings.  If the Lender chooses to repossess and sell our collateral, such a sale of a portfolio could be at prices lower than its carrying value, which could result in losses and reduce our income and distributions to our partners. As of March 31, 2012, we were still in breach of several covenants under this facility.

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

Under the supervision of our General Partner’s chief executive officer and chief financial officer, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our General Partner’s chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level discussed above.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the three month period ended March 31, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended March 31, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.
(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.

Index

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, the General Partner

May 15, 2012	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

May 15, 2012	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer