Form 10-Q
period 2012-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2012-08-13
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ________

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
Consolidated Balance Sheets
(In thousands)

	June 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Cash	$118	$21
Restricted cash	10,345	13,056
Investment in leases and loans, net	25,336	39,451
Deferred financing costs, net	1,156	1,302
Other assets	52	132
Total assets	$37,007	$53,962

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$23,077	$37,906
Note payable - related party	7,761	7,820
Accounts payable and accrued expenses	825	438
Other liabilities	348	368
Derivative liabilities, at fair value	438	773
Due to affiliates	16,921	17,149
Total liabilities	49,370	64,454

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(625)	(605)
Limited partners	(10,652)	(8,631)
Accumulated other comprehensive loss	(1,086)	(1,256)
Total partners’ deficit	(12,363)	(10,492)
Total liabilities and partners' deficit	$37,007	$53,962

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$763	$1,323	$1,533	$3,061
Rental income	38	271	84	492
Gains/(losses) on sale of equipment and lease dispositions, net	22	41	69	(271)
Other income	164	252	320	468
	987	1,887	2,006	3,750

Expenses:
Interest expense	440	708	938	1,467
Interest expense - related party	197	230	395	470
Depreciation on operating leases	23	157	60	348
Provision for credit losses	767	1,519	1,126	3,131
General and administrative expenses	336	411	531	577
Administrative expenses reimbursed to affiliate	74	166	164	367
Loss on derivative activities	96	307	231	491
	1,933	3,498	3,445	6,851
Net loss	$(946)	$(1,611)	$(1,439)	$(3,101)
Net loss allocated to limited partners	$(937)	$(1,595)	$(1,425)	$(3,070)

Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net loss per weighted average limited partner unit	$(1.58)	$(2.69)	$(2.40)	$(5.18)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(946)	$(1,611)	$(1,439)	$(3,101)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	85	159	170	317
Comprehensive loss	$(861)	$(1,452)	$(1,269)	$(2,784)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance, January 1, 2012	$(605)	592,809	$(8,631)	$(1,256)	$(10,492)
Cash distributions	(6)	-	(596)	-	(602)
Net loss	(14)	-	(1,425)	-	(1,439)
Amortization of net loss on financial derivatives	-	-	-	170	170
Balance, June 30, 2012	$(625)	592,809	$(10,652)	$(1,086)	$(12,363)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,439)	$(3,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gains)/losses on sale of equipment and lease dispositions, net	(69)	271
Depreciation on operating leases	60	348
Provision for credit losses	1,126	3,131
Amortization of deferred financing costs	414	583
Net loss/(gain) on derivative activities	230	(652)
Changes in operating assets and liabilities:
Other assets	80	158
Accounts payable and accrued expenses, and other liabilities	(218)	(27)
Due to affiliates	(228)	(157)
Net cash (used in) provided by operating activities	(44)	554

Cash flows from investing activities:
Proceeds from leases and loans	13,361	23,944
Security deposits returned	(363)	(104)
Net cash provided by investing activities	12,998	23,840

Cash flows from financing activities:
Repayment of debt	(14,829)	(26,010)
Repayments - note payable - related party	(137)	(4)
Decrease in restricted cash	2,711	2,265
Increase in deferred financing costs	-	(80)
Cash distributions to partners	(602)	(597)
Net cash used in financing activities	(12,857)	(24,426)

Increase (decrease) in cash	97	(32)
Cash, beginning of period	21	239
Cash, end of period	$118	$207

Supplemental cash flow disclosure:
Cash paid for interest	$942	$1,368

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2012
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and secured loans during the liquidation period, the Fund is expected to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2019. The Fund entered its liquidation period in October 2011. Contractually, the Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (the Partnership Agreement).

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

As of June 30, 2012, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued and determined there were no events that have occurred that would require adjustments to the consolidated financial statements, other than those disclosed in note 6 to the financial statements.

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
June 30, 2012
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

A review for impairment of operating leases is performed whenever events or changes in circumstances indicate that the carrying amount of the operating leases may not be recoverable.  The Fund writes down its rental equipment to its estimated net realizable value when it is probable that its carrying amount exceeds its fair value and the excess can be reasonably estimated; gains are only recognized upon actual sale of the rental equipment.  There were no write-downs of equipment for the three and six month periods ended June 30, 2012 or 2011.

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

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the overall gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive loss on the consolidated balance sheets and was then reclassified into earnings as an adjustment to interest expense over the term of the related borrowing.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, any subsequent changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately in the accompanying consolidated statements of operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of the Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of  June 30, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the fund, such as late fee income and collection fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $138,000 and $275,000, respectively, for the three and six months ended June 30, 2012 and $183,000 and $365,000, respectively, for the three and six months ended June 30, 2011.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the FASB issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.

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

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Direct financing leases (a)	$16,204	$25,779
Loans (b)	9,789	14,154
Operating leases	123	278
	26,116	40,211
Allowance for credit losses	(780)	(760)
	$25,336	$39,451

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30,		December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$17,252	$11,084	$27,286	$16,030
Unearned income	(1,798)	(1,199)	(2,674)	(1,765)
Residuals, net of unearned residual income (a)	1,014	-	1,767	-
Security deposits	(264)	(96)	(600)	(111)
	$16,204	$9,789	$25,779	$14,154

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2012	2011
Equipment	$708	$1,428
Accumulated depreciation	(584)	(1,149)
Security deposits	(1)	(1)
	$123	$278

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $780,000 and $760,000) as of June 30, 2012 and December 31, 2011, respectively (in thousands):

	June 30, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$23,352	89.4%	$37,692	93.7%
Delinquent:
31 to 91 days past due	1,135	4.4%	1,545	3.9%
Greater than 91 days (a)	1,629	6.2%	974	2.4%
	$26,116	100.0%	$40,211	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $1.6 million and $974,000 of leases and loans on nonaccrual status as of June 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of June 30, 2012 is as follows (in thousands):

	June 30, 2012	December 31, 2011
Performing	$24,487	$39,237
Nonperforming	1,629	974
	$26,116	$40,211

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$400	$5,310	$760	$5,320
Provision for credit losses	767	1,519	1,126	3,131
Charge-offs	(560)	(4,514)	(1,463)	(6,416)
Recoveries	173	535	357	815
Allowance for credit losses, end of period (a)	$780	$2,850	$780	$2,850

(a)	End of period balances were collectively evaluated for impairment

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2012 and December 31, 2011, deferred financing costs include $1.2 million and $1.3 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of June 30, 2012 and December 31, 2011 was $5.1 million and $4.7 million, respectively.

 NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			June 30, 2012
	Type	Maturity Date	Amount Outstanding	Interest rate per annum per agreement		Interest rate per annum adjusted for Swaps	December 31, 2011 Outstanding Balance
WestLB, AG (1)	Term	December 2013	$13,865		(1)	5.6%	$24,962

2007-01 Term Securitization - Class B (2)	Term	March 2015	9,212	6.7%		6.7%	12,944
			$23,077				$37,906

(1)
This term loan is collateralized by specific lease receivables and related equipment. Interest on originations financed prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed after March 2009 are at a rate of LIBOR plus 2.50% per year. This facility is due in December, 2013. As of June 30, 2012, $16.8 million of leases and loans and $1.2 million of restricted cash were pledged as collateral under this facility.

(2)	As of June 30, 2012, $9.3 million of leases and loans and $9.1 million of restricted cash were pledged as collateral under this securitization.

On April 7, 2011 the Fund was notified by WestLB AG, which later became known as Portigon Financial Services (“Portigon” or the “Lender”), that it was in default on its loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, the Fund amended its agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of June 30, 2012 the Fund was in compliance with the term facility. In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

On July 31, 2012, the Fund notified the trustee that it intends to pay off the remaining balance of the 2007-1 Term Securitization using restricted cash in August 2012. After the Fund pays off the remaining balance of the 2007-1 Term Securitization, cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization will be applied to the related party note payable.

Note payable related party:  As of June 30, 2012 and December 31, 2011, the Fund owed $7.8 million to Resource Capital Corporation, Inc. (“RSO”) which is a related entity of the Fund through common management with RAI.  On June 3, 2011, the Fund paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to further extend the maturity of the note payable to February 15, 2013. Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.  Interest payments on the note payable were $395,000 and $470,000 for the six month periods ended June 30, 2012 and 2011, respectively.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings over the next five annual periods ended June 30 are as follows (in thousands):

June 30, 2013	$19,415
June 30, 2014	9,060
June 30, 2015	2,363
$30,838

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

To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  As discussed previously, effective October 1, 2010, the Fund elected not to use hedge accounting.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of June 30, 2012, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2012, it could be required to settle its obligations under the agreements at their termination value of $465,000.

At June 30, 2012, the Fund has 20 interest rate swaps which terminate on various dates ranging from July 2013 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

In the fourth quarter of 2010, the Fund made an election to discontinue the use of hedge accounting for its derivative financial instruments resulting in an unrealized loss in accumulated other comprehensive loss which is being amortized into earnings over the remaining term of the Fund’s debt. The election to discontinue hedge accounting may create future volatility in the Fund’s reported income statement results; however it is not expected to have any impact on the Fund’s future cash flows.  The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  June 30, 2012 and December 31, 2011, and on the consolidated statement of operations for the six months ended June 30, 2012 and 2011 (in thousands):

	2012	2011
Fixed swaps (notional amount)	$15,283	$24,657
Range of receive rate	0.27% - 0.36%	0.45% - 0.57%
Range of pay rate	3.03% - 5.55%	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of June 30, 2012 and December 31, 2011(in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilites
2012	Derivative liabilities, at fair value	$-	$(438)
2011	Derivative liabilities, at fair value	$-	$(773)

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the six months ended June 30, 2012 and 2011 consolidated statements of operations and other comprehensive income (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of loss recognized in the statement of operations
2012	(a)	$170	(b)	$61
2011	(a)	$317	(b)	$174

(a)	Losses reclassified from accumulated other comprehensive loss were realized in loss on derivative activities.

(b)	All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in loss on derivative activities on the accompanying statement of operations.

As of June 30, 2012, $1.1 million of the unrealized loss remains in accumulated other comprehensive loss and approximately $722,000 is expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at June 30, 2012	$-	$(438)	$-	$(438)
Interest rate swaps at December 31, 2011	$-	$(773)	$-	$(773)

The Fund is also required to disclose the fair value of financial instruments for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of ASU 2011-04, the Fund is also required to disclose the methods used to estimate fair value and the level within the fair value hierarchy within which the fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2012 is as follows:

		Fair Value Measuring Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
June 30, 2012:
Debt	$23,077	$-	$22,437	$-	$22,437
Note payable- related party	$7,761	$-	$7,761	$-	$7,761

The fair value of the debt was determined using quoted prices of identical or comparable underlying securities obtained from brokers as of the measurement date.  The fair value of the related party note payable was determined to approximate carrying value as the interest rate is comparable to current market rates.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Administrative expenses	$74	$166	$164	$367
Management fees	-	-	-	-

Management Fees: The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. Approximately $342,000 of management fees were waived for the six month period ended June 30, 2012 and approximately $3.7 million of management fees have been waived on a cumulative basis. The General Partner has waived all future management fees.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
June 30, 2012
(Unaudited)

Administrative Expenses: The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate which do not exceed the General Partner’s cost of those fees or services.

Due to Affiliates: Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

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

We are expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the liquidation period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2019. We entered our liquidation period in October 2011 and will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement.

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

General Economic Overview

Economic indicators for the quarter ending June 30, 2012 suggest that the recovery from the Great Recession has slowed and in fact may have stalled.  A steady stream of economic reports during the second quarter of 2012 shows declines in economic activity across a wide range of the U.S. economy.  The abundance of negative news in the second quarter is in stark contrast to first quarter 2012 economic reports that seemed to suggest the economic recovery was gaining momentum.  Adding to the economic uncertainty are the on-going and accelerating problems with sovereign debt and the banking system in the euro-zone. There is also evidence of business inertia caused by a “wait and see” posture by businesses due to the uncertainty caused in an election year with respect to taxation and regulation. Specific economic indicators and reports that were released in the second quarter of 2012 that show the downward trend are summarized below.

Index

•
The June 2012 Institute of Supply Management report on the U.S. manufacturing sector indicated that manufacturing has declined for the first time since July 2009 due to concern over uncertainties in the economies in Europe and China.

•	The Case-Shiller Home Price report released June 26, 2012 showed that home prices are declined from levels one year earlier. Housing is a key engine for economic growth.

•	The U.S. unemployment rate which had been declining remained flat at 8.2% in June 2012.

•	The International Monetary Fund’s annual report on the U.S. economy predicts that economic growth in the U.S. will remain depressed over the next two years.

•	The Reuters/University of Michigan consumer confidence index showed a steep decline.

•
The National Associate of Credit Management Index declined in June 2012 for the second month in a row as indications of business expansion are lower.  The number of new credit applications was down and the number of accounts placed for collection was up.

•
The National Federation of Independent Business Optimism Index declined to “historically low” levels with many small businesses reported as being reluctant to expand their businesses and hire new workers.

•
The Equipment Lease and Finance Foundation’s Monthly Confidence Index was down in June 2012 “reflecting growing concern over the European debt crisis, U.S. unemployment and regulatory and political uncertainty”.

           The foregoing presents an unfavorable report on the general economic condition at June 30, 2012 and casts doubt on the future of the recovery from the Great Recession, and while this condition continues our portfolio performance may be negatively affected.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2012	December 31, 2011
Investment in leases and loans, net	$25,336	$39,451

Number of contracts	7,400	8,800
Number of individual end users (a)	6,400	7,700
Average original equipment cost	$23.4	$24.2
Average initial lease term (in months)	68	66
Average remaining lease term (in months)	20	21
States accounting for more than 10% of lease and loan portfolio:
California	14%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	29%	27%
Medical Equipment	20%	18%
Water Purification	12%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	45%	45%
Manufacturing	15%	14%
Retail Trade	11%	13%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$26,116	$62,182	$(36,066)	(58)%
Less: allowance for credit losses	(780)	(2,850)	2,070	73%
Investment in leases and loans, net	$25,336	$59,332	$(33,996)	(57)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$32,602	$76,405	$(43,803)	(57)%
Non-performing assets	$1,629	$3,675	$(2,046)	(56)%
Charge-offs, net of recoveries	$1,106	$5,601	$(4,495)	(80)%
As a percentage of finance receivables:
Allowance for credit losses	2.99%	4.58%
Non-performing assets	6.24%	5.91%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	3.40%	7.33%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers, as evidenced by an increase in our non-performing assets as a percentage of finance receivables from 6.24% at June 30, 2012 compared to 5.91% at June 30, 2011.

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

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through June 30, 2012.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$763	$1,323	(560)	(42)%
Rental income	38	271	(233)	(86)%
Gains on sale of equipment and lease dispositions, net	22	41	(19)	(46)%
Other income	164	252	(88)	(35)%
	987	1,887	(900)	(48)%

Expenses:
Interest expense	440	708	(268)	(38)%
Interest expense - related party	197	230	(33)	(14)%
Depreciation on operating leases	23	157	(134)	(85)%
Provision for credit losses	767	1,519	(752)	(50)%
General and administrative expenses	336	411	(75)	(18)%
Administrative expenses reimbursed to affiliate	74	166	(92)	(55)%
Loss on Derivative Activities	96	307	(211)	(69)%
	1,933	3,498	(1,565)	(45)%
Net loss	$(946)	$(1,611)	$665
Net loss allocated to limited partners	$(937)	$(1,595)	$658

The overall decrease in revenues is primarily a result of the Fund being in its liquidation phase whereby it is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $29.1 million for the three months ended June 30, 2012 as compared to $69.6 million for the three months ended June 30, 2011, a decrease of $40.5 million or 58.2%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•
Gains on the sale of equipment and lease dispositions decreased $19,000 to $22,000 for the three months ended June 30, 2012 compared to a net gain of $41,000 for the three months ended June 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $252,000 for the three months ended June 30, 2011 to $164,000 for the three months ended June 30, 2012, a decrease of $88,000 or 35%.  The decrease in other income is primarily related to a decrease in late fee income, collection administrative fees, and sales tax allowances, which are primarily driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
A significant decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended June 30, 2012 were $27.0 million as compared to $63.2 million for the three months ended June 30, 2011.

•	A decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

Index

•
A significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets, partially offset by a deterioration in the aging of our portfolio.  Non-performing assets declined to $1.6 million at June 30, 2012 compared to $3.7 million at June 30, 2011, however increased as a percentage of our portfolio to 6.24% at June 30, 2012 compared to 5.91% at June 30, 2011.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

•
A decrease in loss on derivative activities.  The Fund has entered into interest rate swap contracts to mitigate interest rate risk associated with its variable rate debt facilities.  Mark to market changes on our interest rate swaps can vary significantly from period to period based on changes in underlying interest rates.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2012 and 2011 was $(1.58) and $(2.69), respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$1,533	$3,061	(1,528)	(50)%
Rental income	84	492	(408)	(83)%
Gains/(losses) on sale of equipment and lease dispositions, net	69	(271)	340	(125)%
Other income	320	468	(148)	(32)%
	2,006	3,750	(1,744)	(47)%

Expenses:
Interest expense	938	1467	(529)	(36)%
Interest expense - related party	395	470	(75)	(16)%
Depreciation on operating leases	60	348	(288)	(83)%
Provision for credit losses	1,126	3,131	(2,005)	(64)%
General and administrative expenses	531	577	(46)	(8)%
Administrative expenses reimbursed to affiliate	164	367	(203)	(55)%
Loss on Derivative Activities	231	491	(260)	(53)%
	3,445	6,851	(3,406)	(50)%
Net loss	$(1,439)	$(3,101)	$1,662
Net loss allocated to limited partners	$(1,425)	$(3,070)	$1,645

The overall decrease in revenues is primarily a result of the Fund being in its liquidation phase whereby it is prohibited from acquiring any more leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $32.6 million for the six months ended June 30, 2012 as compared to $76.4 million for the six months ended June 30, 2011, a decrease of $43.8 million or 57%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•
Gains/(losses) on the sale of equipment and lease dispositions increased to a gain of $69,000 at June 30, 2012, compared to a net loss of $271,000 for the six months ended June 30, 2011, an increase of $340,000.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $468,000 for the six months ended June 30, 2011 to $320,000 for the six months ended June 30, 2012, a decrease of $148,000 or 32%.  The decrease in other income is primarily related to a decrease in late fee income and sales tax allowances, which are driven by the decrease in the size of our portfolio.

Index

The decrease in total expenses was primarily attributable to the following:

•
A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the six months ended June 30, 2012 were $30.7 million as compared to $69.8 million for the six months ended June 30, 2011.

•
A significant decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets, partially offset by a deterioration in the aging of our portfolio.  Non-performing assets declined to $1.6 million at June 30, 2012 compared to $3.7 million at June 30, 2011, however increased as a percentage of our portfolio to 6.24% at June 30, 2012 compared to 5.91% at June 30, 2011.

•	A decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•
A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio, partially offset by increased legal costs associated with collection efforts.

•
A decrease in loss on derivative activities.  The Fund has entered into interest rate swap contracts to mitigate interest rate risk associated with its variable rate debt facilities.  Mark to market changes on our interest rate swaps can vary significantly from period to period based on changes in underlying interest rates.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2012 and 2011 was $(2.40) and $(5.18), respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

In 2010, the General Partner waived asset management fees, including those accrued in 2009.  The General Partner continued to waive asset management fees in 2011 and subsequently waived all future management fees. Approximately $342,000 of management fees were waived for the six month period ended June 30, 2012 and approximately $3.7 million of management fees have been waived on a cumulative basis.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, normal operating expenses, and distributions to partners.

We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash (used in) provided by operating activities	$(44)	$554
Net cash provided by investing activities	12,998	23,840
Net cash used in financing activities	(12,857)	(24,426)
Increase (decrease) in cash	$97	$(32)

During the six months ended June 30, 2012, cash increased by $97,000 primarily due to net proceeds from leases and loans of $13.0 million and a decrease in restricted cash of $2.7 million, partially offset by debt repayments of $14.8 million, distributions to our partners of $602,000, and cash used in operating activities of $44,000.

Partners’ distributions paid for the six months ended June 30, 2012 and 2011 were $602,000 and $597,000, respectively.  Cumulative partners distributions paid from our inception to June 30, 2012 were $19.7 million.  To date, limited partners have received approximately 33% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Partners’ distributions were made at a rate of 2.0% per annum in 2012 and 2011.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers accelerated principal payments on our debit facilities required per our agreements and prevailing economic conditions.

The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. Approximately $342,000 of management fees were waived for the six month period ended June 30, 2012 and approximately $3.7 million of management fees have been waived on a cumulative basis. The General Partner has waived all future management fees.

Index

Borrowings

Our borrowing relationships each require the pledging of eligible leases and loans to secure amounts advanced. Borrowings outstanding under our credit facilities are as follows as of June 30, 2012 (in thousands):

	Type	Amount Outstanding	Amount of Collateral
WestLB (1)	Term	$13,865	$18,010
Series 2007-Term Securitization (2)(3)	Term	9,212	18,461
		$23,077	$36,471

(1)
This term loan is collateralized by specific lease receivables and related equipment. Interest on originations financed prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. This facility is due in December, 2013.  As of June 30, 2012, $16.8 million of leases and loans and $1.2 million of restricted cash were pledged as collateral under this facility.

(2)	Recourse under this facility is limited to the amount of collateral pledged.
(3)
The original amount borrowed at June 2007 was $276.8 million. A term note securitization is a one-time funding that pays down over time without any ability for us to draw down additional amounts. See Note 7 for a further discussion.

On April 7, 2011 we were notified by Portigon Financial Services (Portigon or the Lender), previously known as WestLB AG, that we were in default on our loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, we amended our agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of June 30, 2012 we were in compliance with the term facility. The parties also agreed that the maturity date of the loan will be the earlier of (a) December 21, 2013 or (b) the date on which an event of default under the loan agreement occurs, at which time our special purpose entity subsidiary is required to repay the outstanding balance of the loan.  In exchange for the foregoing, we and RAI have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

In addition to the borrowings discussed above, we owe $7.8 million to Resource Capital Corporation, Inc. (“RSO”) as of June 30, 2012, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per annum.   On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to RSO to further extend the maturity date of the note payable to related party from February 15, 2012 to February 15, 2013.   Monthly payments are made at approximately 0.3% of the outstanding principal and interest is payable quarterly.

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

Our primary use of cash is for debt service, of which substantially all of our leases and loans are pledged as collateral. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us. Therefore, higher than expected lease and loan defaults will reduce our liquidity.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Second Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)
10.5	Third Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Sixth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Indenture among LEAF II Receivables Funding, LLC as issuer, and U.S. Bank National Association as trustee and custodian (9)
10.9	Seventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.10	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.11	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.12	Tenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.13	Eleventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.14	Twelfth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)
10.15	Thirteenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)
10.16	Fourteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement (12)
10.17	Fifteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  operations for the three and six month periods ended June 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income for the three and six month period ended June 30, 2012; (iv) the Consolidated Statements of Changes in Partners’ (Deficit) Capital for the six month period ended June 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended June 30, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, its General Partner

August 13, 2012	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chairman and Chief Executive Officer

August 13, 2012	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer