Form 10-Q
period 2012-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2012-11-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
Consolidated Balance Sheets
(In thousands)

	September 30,
	2012	December 31,
	(Unaudited)	2011
ASSETS
Cash	$384	$21
Restricted cash	755	13,056
Investment in leases and loans, net	19,140	39,451
Deferred financing costs, net	835	1,302
Other assets	6	132
Total assets	$21,120	$53,962

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$9,828	$37,906
Note payable - related party	7,439	7,820
Accounts payable and accrued expenses	366	438
Other liabilities	328	368
Derivative liabilities, at fair value	318	773
Due to affiliates	16,739	17,149
Total liabilities	35,018	64,454

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(642)	(605)
Limited partners	(12,348)	(8,631)
Accumulated other comprehensive loss	(908)	(1,256)
Total partners’ deficit	(13,898)	(10,492)
Total liabilities and partners' deficit	$21,120	$53,962

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Interest on equipment financings	$543	$1,006	$2,076	$4,067
Rental income	31	176	115	668
Gains/(losses) on sale of equipment and lease dispositions, net	53	(18)	122	(288)
Other income	99	134	418	601
	726	1,298	2,731	5,048

Expenses:
Interest expense	633	764	1,741	2,547
Interest expense - related party	197	203	592	672
Depreciation on operating leases	17	133	77	481
Provision for credit losses	1,112	504	2,238	3,635
General and administrative expenses	104	229	635	806
Administrative expenses reimbursed to affiliate	59	168	223	535
Loss on derivative activities	15	57	76	232
	2,137	2,058	5,582	8,908
Net loss	$(1,411)	$(760)	$(2,851)	$(3,860)
Net loss allocated to limited partners	$(1,397)	$(752)	$(2,822)	$(3,821)

Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net loss per weighted average limited partner unit	$(2.36)	$(1.27)	$(4.76)	$(6.45)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(1,411)	$(760)	$(2,851)	$(3,860)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	178	159	348	476
Comprehensive loss	$(1,233)	$(601)	$(2,503)	$(3,384)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance, January 1, 2012	$(605)	592,809	$(8,631)	$(1,256)	$(10,492)
Cash distributions	(8)	-	(895)	-	(903)
Net loss	(29)	-	(2,822)	-	(2,851)
Amortization of net loss on financial derivatives	-	-	-	348	348
Balance, September 30, 2012	$(642)	592,809	$(12,348)	$(908)	$(13,898)

The accompanying notes are an integral part of this consolidated financial statement.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,851)	$(3,860)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gains)/losses on sale of equipment and lease dispositions, net	(122)	288
Depreciation on operating leases	77	481
Provision for credit losses	2,238	3,635
Amortization of deferred financing costs	735	802
Net loss/(gain) on derivative activities	422	(802)
Changes in operating assets and liabilities:
Other assets	126	153
Accounts payable and accrued expenses, and other liabilities	(691)	(35)
Due to affiliates	(410)	(74)
Net cash (used in) provided by operating activities	(476)	588

Cash flows from investing activities:
Proceeds from leases and loans	18,573	33,983
Security deposits returned	(455)	(133)
Net cash provided by investing activities	18,118	33,850

Cash flows from financing activities:
Repayment of debt	(28,078)	(36,475)
Repayments - note payable - related party	(458)	(99)
Decrease in restricted cash	12,301	2,905
Increase in deferred financing costs	(141)	(80)
Cash distributions to partners	(903)	(899)
Net cash used in financing activities	(17,279)	(34,648)

Increase (decrease) in cash	363	(210)
Cash, beginning of period	21	239
Cash, end of period	$384	$29

Supplemental cash flow disclosure:
Cash paid for interest	$1,288	$1,958

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and secured loans during the liquidation period, the Fund is expected to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2029. The Fund entered its liquidation period in October 2011. Contractually, the Fund will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (“the Partnership Agreement”).

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

As of September 30, 2012, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2012, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results of the Fund’s operations for the 2012 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 28, 2012.

The Fund has evaluated subsequent events through the date the financial statements were issued and determined there were no events that have occurred that would require adjustments to the consolidated financial statements.

Reclassification

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation. Amortization of other comprehensive loss on the Fund’s interest rate swaps of approximately $159,000 and $476,000 for the three and nine months ended September 30, 2011, respectively, was reclassified from loss on derivative activities to interest expense.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, and the fair value of interest rate swaps. The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  The Fund’s policy is to charge off to the allowance those financings which are in default and for which management has determined the probability of collection to be remote. Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

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
September 30, 2012
(Unaudited)

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

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of  September 30, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the fund, such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $86,000 and $362,000, respectively, for the three and nine months ended September 30, 2012 and $133,000 and $506,000, respectively, for the three and nine months ended September 30, 2011.

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

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Direct financing leases (a)	$11,695	$25,779
Loans (b)	7,971	14,154
Operating leases	84	278
	19,750	40,211
Allowance for credit losses	(610)	(760)
	$19,140	$39,451

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 120 months.
(b)	The interest rates on loans generally range from 6% to 14%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30,		December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$11,865	$8,993	$27,286	$16,030
Unearned income	(909)	(942)	(2,674)	(1,765)
Residuals, net of unearned residual income (a)	933	-	1,767	-
Security deposits	(194)	(80)	(600)	(111)
	$11,695	$7,971	$25,779	$14,154

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2012	2011
Equipment	$531	$1,428
Accumulated depreciation	(447)	(1,149)
Security deposits	-	(1)
	$84	$278

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $610,000 and $760,000) as of September 30, 2012 and December 31, 2011, respectively (in thousands):

	September 30, 2012		December 31, 2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$17,408	88.1%	$37,692	93.7%
Delinquent:
31 to 91 days past due	1,436	7.3%	1,545	3.9%
Greater than 91 days (a)	906	4.6%	974	2.4%
	$19,750	100.0%	$40,211	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $906,000 and $974,000 of leases and loans on nonaccrual status as of September 30, 2012 and December 31, 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of September 30, 2012 is as follows (in thousands):

	September 30, 2012	December 31, 2011
Performing	$18,844	$39,237
Nonperforming	906	974
	$19,750	$40,211

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance for credit losses, beginning of period	$780	$2,850	$760	$5,320
Provision for credit losses	1,112	504	2,238	3,635
Charge-offs	(1,491)	(2,707)	(2,954)	(9,123)
Recoveries	209	583	566	1,398
Allowance for credit losses, end of period (a)	$610	$1,230	$610	$1,230

(a)	End of period balances were collectively evaluated for impairment.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2012 and December 31, 2011, deferred financing costs include $835,000 and $1.3 million, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of September 30, 2012 and December 31, 2011 was $2.8 million and $4.7 million, respectively.

 NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			September 30, 2012
	Type	Maturity Date	Amount Outstanding	Interest rate per annum per agreement		Interest rate per annum adjusted for Swaps	December 31, 2011 Outstanding Balance
WestLB, AG (1)	Term	December 2013	$9,828		(1)	5.6%	$24,962

2007-1 Term Securitization - Class B	Term	March 2015	-	6.7%		6.7%	12,944
			$9,828				$37,906

(1)
This term loan is collateralized by specific lease receivables and related equipment. Interest on originations financed prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed after March 2009 are at a rate of LIBOR plus 2.50% per year. As of September 30, 2012, $12.6 million of leases and loans and $749,000 of restricted cash were pledged as collateral under this facility.

The Fund paid off the remaining balance of $8.7 million on the 2007-1 Term Securitization on August 20, 2012.

On April 7, 2011 the Fund was notified by WestLB AG, which later became known as Portigon Financial Services (“Portigon” or the “Lender”), that it was in default on its loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, the Fund amended its agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of September 30, 2012 the Fund was in compliance with the term facility. In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at its December 2013 maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

Note payable related party:  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $7.4 million and $7.8 million as of September 30, 2012 and December 31, 2011, respectively. On June 3, 2011, the Fund paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to further extend the maturity of the note payable to February 15, 2013. Prior to the repayment of the 2007-1 Term Securitization, monthly payments were made at approximately 0.3% of the outstanding principal and interest payable quarterly.  Subsequent to the payoff of the 2007-1 Term Securitization the Fund began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $592,000 and $672,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings over the next three annual periods ended September 30 are as follows (in thousands):

September 30, 2013	$8,863
September 30, 2014	4,060
September 30, 2015	4,344
$17,267

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of September 30, 2012, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2012, it could be required to settle its obligations under the agreements at their termination value of $338,000.

At September 30, 2012, the Fund has 20 interest rate swaps which terminate on various dates ranging from July 2013 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

For the forecasted transactions that are probable of occurring, the derivative loss remaining in accumulated other comprehensive loss as of September 30, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In July 2012 the Fund prospectively revised its estimate on amortization of accumulated other comprehensive loss which will accelerate amortization and more closely align the recognition of accumulated other comprehensive loss with projected repayments of the Fund’s borrowings. This increased the Fund’s net loss and interest expense by $312,000 and the net loss per limited partner unit by $0.52 per share for the three and nine month periods ended September 30, 2012.

The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  September 30, 2012 and December 31, 2011, and on the consolidated statement of operations for the nine months ended September 30, 2012 and 2011 (dollars in thousands):

	2012	2011
Fixed swaps (notional amount)	$11,663	$24,657
Range of receive rate	0.21% - 0.26%	0.45% - 0.57%
Range of pay rate	3.03% - 5.55%	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of September 30, 2012 and December 31, 2011(in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilites
2012	Derivative liabilities, at fair value	$-	$318
2011	Derivative liabilities, at fair value	$-	$773

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the nine month periods ended September 30, 2012 and 2011 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of loss recognized in the statement of operations
2012	(a)	$348	(b)	$76
2011	(a)	$476	(b)	$232

(a)	Losses reclassified from accumulated other comprehensive loss were realized in interest expense on the accompanying statement of operations.

(b)	All changes in fair value of derivatives subsequent to dedesignation as cash flow hedges were realized in loss on derivative activities on the accompanying statement of operations.

As discussed in note 6, the Fund fully paid off the 2007-1 Term Securitization in August 2012.  In conjunction with the termination of this facility, the Fund recognized a gain of $282,000 in interest expense related to the write off of the remaining balance of accumulated other comprehensive income associated with interest rate swaps previously designated as cash flow hedges on this facility.

As of September 30, 2012, $908,000 of the unrealized loss remains in accumulated other comprehensive loss and approximately $759,000 is expected to be charged to earnings over the next 12 months.

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

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at September 30, 2012	$-	$(318)	$-	$(318)
Interest rate swaps at December 31, 2011	$-	$(773)	$-	$(773)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments. At December 31, 2011, the carrying value of debt approximated fair value as interest rates were comparable to current market rates.

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2012 is as follows:

		Fair Value Measuring Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
September 30, 2012:
Debt	$9,828	$-	$9,510	$-	$9,510
Note payable- related party	$7,439	$-	$7,439	$-	$7,439

The fair value of the debt was determined using quoted prices of comparable underlying securities obtained from brokers as of the measurement date.  The fair value of the related party note payable was determined to approximate carrying value as the interest rate is comparable to current market rates.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Administrative expenses	$59	$168	$223	$535
Management fees	-	-	-	-

Management Fees: The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. Approximately $473,000 of management fees were waived for the nine month period ended September 30, 2012 and approximately $3.9 million of management fees have been waived on a cumulative basis. The General Partner has waived all future management fees.

Administrative Expenses: The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Due to Affiliates:  Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
September 30, 2012
(Unaudited)

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

We are expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the liquidation period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2029. We entered our liquidation period in October 2011 and will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

General Economic Overview

Economic indicators for the quarter ending September 30, 2012 show a continuation of the uneven pattern of economic activity that was seen in the first half of 2012. The overall economic landscape exhibits a stagnant condition with some sectors showing modest improvement and other sectors showing declines.  These mixed results are especially evident in the important housing market, a major engine of economic activity, as existing home sales declined 1.7% in September while new housing starts increased.  A lack of consumer and business confidence seems to be driving the lackluster economic performance. Consumer and business confidence also remains uncertain pending the outcomes of the United States of America (“U.S.”) presidential election, tax changes, the “fiscal cliff” (an automatic combination of tax increases and mandated government spending cuts), the U.S. debt ceiling, and the European debt problem.

Index

Some specific key economic indicators and reports that were released in the third quarter of 2012 and that show the downward trend are summarized below.

•	The Commerce Department reported that durable goods orders fell 13.2% which was the largest drop since January 2009 when the economy was in recession.

•	Rising gas prices are negatively impacting consumer spending.

•	Slowing global growth is negatively impacting U.S. manufacturing which had shown signs of growth due to expanding exports.

•
The National Federation of Independent Business Optimism Index reported a drop in September 2012 and continued to indicate a “solid recession reading”. This is particularly noteworthy as small businesses comprise the majority of the equipment lease and loan obligors in our portfolios. Lack of confidence and optimism among this group does not bode well for economic expansion and job creation.

•	Business investment and capital spending, which are important contributors to economic growth, were reported to be down in the quarter ending September 2012.

With the presidential election looming, congressional gridlock firmly in place and uncertainty about tax policy we might expect the economy to remain stagnant in the fourth quarter. Additionally, with the looming “fiscal cliff” the outlook for 2013 is not positive with many economists now warning of the possibility of recession if the issues surrounding the “fiscal cliff” are not promptly addressed.  In such a situation the performance of our portfolio of leases and loans might be negatively impacted.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2012	December 31, 2011
Investment in leases and loans, net	$19,140	$39,451
Number of contracts	6,900	8,800
Number of individual end users (a)	6,100	7,700
Average original equipment cost	$22.7	$24.2
Average initial lease term (in months)	69	66
Average remaining lease term (in months)	19	21
States accounting for more than 10% of lease and loan portfolio:
California	16%	13%
Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	32%	27%
Medical Equipment	21%	18%
Water Purification	12%	13%
Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	41%	45%
Manufacturing	18%	14%
Retail Trade	11%	13%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$19,750	$49,898	$(30,148)	(60)%
Less: allowance for credit losses	(610)	(1,230)	620	50%
Investment in leases and loans, net	$19,140	$48,668	$(29,528)	(61)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$29,457	$69,260	$(39,803)	(57)%
Non-performing assets	$906	$1,515	$(609)	(40)%
Charge-offs, net of recoveries	$2,388	$7,725	$(5,337)	(69)%
As a percentage of finance receivables:
Allowance for credit losses	3.09%	2.47%
Non-performing assets	4.59%	3.04%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	8.11%	11.15%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession in the U.S. made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These higher delinquencies may continue as the U.S. economy recovers, as evidenced by an increase in our non-performing assets as a percentage of finance receivables from 4.59% at September 30, 2012 compared to 3.40% at September 30, 2011.  Our allowance for credit losses also reflects this, increasing as a percentage of our portfolio from 2.47% at September 30, 2011 to 3.09% at September 30, 2012.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and cost and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for credit losses, the estimated unguaranteed residual values of leased equipment, and the fair value of interest rate swaps. We base our estimates on historical experience, current economic conditions and on various other assumptions that we believe reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Index

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2011 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through September 30, 2012.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$543	$1,006	(463)	(46)%
Rental income	31	176	(145)	(82)%
Gains/(losses) on sale of equipment and lease dispositions, net	53	(18)	71	(394)%
Other income	99	134	(35)	(26)%
	726	1,298	(572)	(44)%

Expenses:
Interest expense	633	764	(131)	(17)%
Interest expense - related party	197	203	(6)	(3)%
Depreciation on operating leases	17	133	(116)	(87)%
Provision for credit losses	1,112	504	608	121%
General and administrative expenses	104	229	(125)	(55)%
Administrative expenses reimbursed to affiliate	59	168	(109)	(65)%
Loss on derivative activities	15	57	(42)	(74)%
	2,137	2,058	$79
Net loss	$(1,411)	$(760)	$(651)
Net loss allocated to limited partners	$(1,397)	$(752)	(645)

The overall decrease in revenues is primarily a result a decreasing lease and loan portfolio since the Fund is in its liquidation phase whereby it is prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $23.2 million for the three months ended September 30, 2012 as compared to $55.2 million for the three months ended September 30, 2011, a decrease of $32.0 million or 58.0%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•
Gains/(losses) on the sale of equipment and lease dispositions increased $71,000 to $53,000 for the three months ended September 30, 2012 compared to a net loss of $18,000 for the three months ended September 30, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $134,000 for the three months ended September 30, 2011 to $99,000 for the three months ended September 30, 2012, a decrease of $35,000 or 26%.  The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Total expenses increased for the three month period ended September 30, 2012 primarily as a result of an increase in our provision for credit losses to $1.1 million compared to $504,000 for the three month period end September 30, 2011. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This increase is consistent with an increase in our non-performing assets and an overall deterioration in the aging of our portfolio.  Non-performing assets increased to 4.59% of our portfolio at September 30, 2012 compared to 3.04% at September 30, 2011. Additionally, current receivables as a percentage of our portfolio decreased to 88.1% at September 30, 2012 compared to 94.3% at September 30, 2011.  The increase in our provision for credit losses was partially offset by the following:

Index

●
A significant decrease in interest expense primarily due to a decrease in average debt outstanding, partially offset by an increase in amortization of accumulated other comprehensive loss related to our interest rate swaps. Weighted average borrowings for three months ended September 30, 2012 were $16.8 million as compared to $51.8 million for the three months ended September 30, 2011. The increase in amortization of accumulated other comprehensive loss is the result of a revision in our estimate of amortizing accumulated other comprehensive loss to more closely align the recognition of accumulated other comprehensive loss with projected repayments of our borrowings, which increased our interest expense by $312,000.

●	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

●	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

●
A decrease in loss on derivative activities.  The Fund has entered into interest rate swap contracts to mitigate interest rate risk associated with its variable rate debt facilities.  Mark to market changes on our interest rate swaps can vary significantly from period to period based on changes in underlying interest rates.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2012 and 2011 was $2.36 and $1.27, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$2,076	$4,076	(2,000)	(49)%
Rental income	115	668	(553)	(83)%
Gains/(losses) on sale of equipment and lease dispositions, net	122	(288)	410	(142)%
Other income	418	601	(183)	(30)%
	2,731	5,048	(2,317)	(46)%

Expenses:
Interest expense	1,741	2,547	(806)	(32)%
Interest expense - related party	592	672	(80)	(12)%
Depreciation on operating leases	77	481	(404)	(84)%
Provision for credit losses	2,238	3,635	(1,397)	(38)%
General and administrative expenses	635	806	(171)	(21)%
Administrative expenses reimbursed to affiliate	223	535	(312)	(58)%
Loss on derivative activities	76	232	(156)	(67)%
	5,582	8,908	(3,326)	(37)%
Net loss	$(2,851)	$(3,860)	$1,009
Net loss allocated to limited partners	$(2,822)	$(3,821)	$999

The overall decrease in revenues is primarily a result of the Fund being in its liquidation phase whereby it is prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

●
A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $29.5 million for the nine months ended September 30, 2012 as compared to $69.3 million for the nine months ended September 30, 2011, a decrease of $39.8 million or 57%.  As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

●
Gains/(losses) on the sale of equipment and lease dispositions increased to a gain of $122,000 at September 30, 2012, compared to a net loss of $288,000 for the nine months ended September 30, 2011, an increase of $410,000.  Gains and losses on sales of equipment may vary significantly from period to period.

●
Other income decreased from $601,000 for the nine months ended September 30, 2011 to $418,000 for the nine months ended September 30, 2012, a decrease of $183,000 or 30%.  The decrease in other income is primarily related to a decrease in late fee income, which is driven by the decrease in the size of our portfolio.

Index

The decrease in total expenses was primarily attributable to the following:

●
A decrease in interest expense primarily due to a decrease in average debt outstanding, partially offset by an increase in amortization of accumulated other comprehensive loss related to our interest rate swaps. Weighted average borrowings for the nine months ended September 30, 2012 were $26.1 million as compared to $63.8 million for the nine months ended September 30, 2011. The increase in amortization of accumulated other comprehensive loss is the result of a revision in our estimate of amortizing accumulated other comprehensive loss to more closely align the recognition of accumulated other comprehensive loss with projected repayments of our borrowings, which increased our interest expense by $312,000.

●
A decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets, partially offset by a deterioration in the aging of our portfolio.  Non-performing assets declined to $906,000 at September 30, 2012 compared to $1.5 million at September 30, 2011, however increased as a percentage of our portfolio to 4.59% at September 30, 2012 compared to 3.04% at September 30, 2011.

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

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2012 and 2011 was $4.76 and $6.45, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

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

We believe at this time that future net cash inflows will be sufficient to finance operations and meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash (used in) provided by operating activities	$(476)	$588
Net cash provided by investing activities	18,118	33,850
Net cash used in financing activities	(17,279)	(34,648)
Increase (decrease) in cash	$363	$(210)

During the nine months ended September 30, 2012, cash increased by $363,000 primarily due to net proceeds from leases and loans of $18.1 million and a decrease in restricted cash of $12.3 million, partially offset by debt repayments of $28.1 million, distributions to our partners of $903,000, and cash used in operating activities of $476,000.

Partners’ distributions paid for the nine months ended September 30, 2012 and 2011 were $903,000 and $899,000, respectively.  Cumulative partners distributions paid from our inception to September 30, 2012 were $20.0 million.  To date, limited partners have received approximately 34% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Partners’ distributions were made at a rate of 2.0% per annum in 2012 and 2011.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers accelerated principal payments on our debt facilities required per our agreements and prevailing economic conditions.

Index

The General Partner is entitled to a subordinated annual asset management fee equal to 4% of gross rental payments for operating leases or 2% for full payout leases, or a competitive fee, whichever is less. Approximately $473,000 of management fees were waived for the nine month period ended September 30, 2012 and approximately $3.9 million of management fees have been waived on a cumulative basis. The General Partner has waived all future management fees.

Borrowings

We have a term loan with Portigon Financial Services (Portigon or the Lender), previously known as WestLB AG, that had $9.8 million outstanding as of September 30, 2012.  Interest on originations that were financed prior to March 2009 is calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. As of September 30, 2012, $12.6 million of leases and loans and $749,000 of restricted cash were pledged as collateral under this facility. This facility is due in December, 2013 (maturity date).

On April 7, 2011 we were notified by Portigon that we were in default on our loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, we amended our agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of September 30, 2012 we were in compliance with the term facility. The parties also agreed that the maturity date of the loan will be the earlier of (a) December 21, 2013 or (b) the date on which an event of default under the loan agreement occurs, at which time our special purpose entity subsidiary is required to repay the outstanding balance of the loan.  In exchange for the foregoing, we and RAI have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

We paid off the remaining balance of the 2007-1 Term Securitization on August 20, 2012.

In addition to the borrowings discussed above, we owe $7.4 million to Resource Capital Corporation, Inc. (“RSO”) as of September 30, 2012, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per annum.   On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to RSO to further extend the maturity date of the note payable to related party from February 15, 2012 to February 15, 2013.   Prior to the repayment of the 2007-1 Term Securitization, monthly payments were made at approximately 0.3% of the outstanding principal and interest payable quarterly. Subsequent to the payoff of the 2007-1 Term Securitization we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $592,000 and $672,000 for the nine month periods ended September 30, 2012 and 2011, respectively.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Second Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)
10.5	Third Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Sixth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Indenture among LEAF II Receivables Funding, LLC as issuer, and U.S. Bank National Association as trustee and custodian (9)
10.9	Seventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.10	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.11	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.12	Tenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.13	Eleventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.14	Twelfth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)
10.15	Thirteenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)
10.16	Fourteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement (12)
10.17	Fifteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement (13)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Consolidated Statements of  Operations for the three and nine month periods ended September 30, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2011; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the nine month period ended September 30, 2012; (iv) the Consolidated Statements of Cash Flows for the periods ended September 30, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

Index

(1)	Filed previously on June 17, 2004 as an exhibit to our Registration Statement and by this reference incorporated herein.
(2)	Filed previously on September 7, 2004 in Pre-Effective Amendment No. 1 as an exhibit to our Registration Statement and by this reference incorporated herein.
(3)	Filed previously as an exhibit to our Form 10-Q for the quarter ended June 30, 2005 and by this reference incorporated herein.
(4)	Filed previously on December 27, 2005 as Appendix A Post-Effective Amendment No. 1 to our Registration Statement and by this reference incorporated herein.
(5)	Filed previously as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and by this reference incorporated herein.
(6)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and by this reference incorporated herein.
(7)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2007 and by this reference incorporated herein.
(8)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 and by this reference incorporated herein.
(9)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2008 and by this reference incorporated herein.
(10)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and by this reference incorporated herein.
(11)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 and by this reference incorporated herein.
(12)	Filed previously as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2009 and by this reference incorporated herein.
(13)	Filed previously as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and by this reference incorporated herein.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, its General Partner

November 14, 2012	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

November 14, 2012	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer