Form 10-K
period 2012-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2013-03-28
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Forward-looking statements contained in this Report are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Forward-looking statements we make in this Report are subject to various risks and uncertainties that could cause actual results to vary from our forward-looking statements, including:

•	changes in our industry, interest rates or the general economy;

•	increased rates of default and/or decreased recovery rates on our investment in leases and loans;

•	availability, terms and deployment of debt funding;

•	general volatility of the debt markets;

•	the timing of cash flows, if any, from our investments in leases and loans and payments for debt service; and

•	the degree and nature of our competition.

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

We were expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the liquidation period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2029. We entered our liquidation period in October 2011 and will terminate on December 31, 2029, unless sooner dissolved or terminated as provided in our Limited Partnership Agreement.

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

Index

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

Number of Partners as of December 31, 2012
Title of Class
Limited Partners	1,412
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2012 and 2011 were $1.2 million each period. These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% of their original capital contribution to us in 2012 and 2011.

Index

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

Index

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2012.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund II, L.P. and subsidiary.

Fund Summary

Prior to entering the liqidation period in October 2011, we acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner.

When we commenced operations in 2005, the United States economy was experiencing strong growth, an abundance of liquidity in the debt markets and historically low credit losses. However, it is widely believed that the United States economy over the past few years has suffered through the worst economic recession in over 75 years.  The recession has been severe and its consequences broadly felt.  Many well-known major financial institutions failed and others had to be bailed out.  Unemployment soared to generational highs and has remained at such levels.  Bank lending was severely reduced and became more expensive.   In recent years, banks became much more reluctant to lend, and when they did, it became more expensive to borrow.  If existing loans came up for renewal and were extended, they were written for reduced amounts and at higher interest rates. Also, lenders insisted on ever-tighter covenants around delinquencies and write-offs that made it more difficult to remain in compliance.  The recession caused increased delinquencies and losses greater than we had projected requiring us to repay our lender the amounts borrowed against delinquent leases in addition to anticipated principal pay down.

 Our General Partner has deferred our payment of fees and reimbursement of expenses totaling approximately $16.7 million from inception through December 31, 2012, in order to preserve cash for us.  Additionally, our General Partner waived approximately $581,000 in management fees for the 12 month period ended December 31, 2012 and has waived approximately $4.0 million on a cumulative basis. The General Partner has also waived all future management fees.

To date, limited partners have received total distributions ranging from approximately 30% to 42% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. In October 2011 we entered the liquidation phase of the partnership, subsequent to which we are prohibited from acquiring additional leases and loans.  Accordingly, cash flows on our existing investment in leases and loans will be used to repay our obligations and, to the extent excess cash continues to be available, support distributions to our limited partners.  The Fund is in its liquidation process which will continue until all of the leases are collected or sold and our debts are paid. Distributions to our limited partners were made in 2012 and 2011 at a rate of 2.0% of their original capital invested.

General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended December 31, 2012 was dominated by uncertainties surrounding the U.S. Presidential election and various tax cuts set to expire January 1, 2013 (the “Fiscal Cliff”).  These uncertainties, with respect to potential changes in taxes, government spending, and government regulations,  left many businesses in a “wait and see” position before deciding to invest in personnel, equipment and other capital expenditures.  Likewise the uncertainties affected consumer sentiment and resulted in a less than hoped for robust holiday selling season.  Thus both business and consumer economic activities were somewhat dampened in the fourth quarter of 2012 by the questions regarding the outcome of the election and Fiscal cliff.  Despite the foregoing there were a number of positive reports in the important housing, manufacturing , and service industries that point to a slow but continuing improvement in the economy.  Some specific key economic indicators and reports that were released in the fourth quarter of 2012 and that show these trends are summarized below.

•	Gasoline prices showed a significant decline which is positive for household budgets and may spur some consumer spending.

•
The Commerce Department reported signs of recovery in the housing market as new single family home sales increased at the fastest rate in two and one half years and the median price of new homes rose 14.9% year-over-year.

•
The S&P/Case-Shiller Home Price Index report released in December 2012 showed that home prices rose 4.3% in the most recent 12 month period. This is significant as it indicates an increase in demand after a long post recession period of decline.

Index

•
The National Association of Realtors reported existing home sales increased 14.5% year-over-year showing that “Momentum continues to build in the housing market from growing jobs and a bursting out of household formation.”

•
The Institute of Supply Management reported that both the manufacturing and non-manufacturing sectors expanded in December 2012 with the non-manufacturing sector showing expansion for the thirty-sixth consecutive month.

•
The National Association of Credit Management index remained positive in December 2012, although it was slightly lower than the preceding month due to lower reported business sales which “reinforces the notion that business is stalled out in anticipation of what might happen with spending and taxation next year.”

•
The National Federation of Independent Business confidence level increased but remained at a low level with 70% of surveyed business owners reporting that the current period is a bad time to expand citing uncertainty around taxes and regulations as the top two business problems.

•
The Equipment Leasing and Finance Association’s Monthly Confidence Index for December 2012 declined from November 2012 “reflecting industry participant’s concerns regarding the impact of fiscal issues on capital expenditures.”

Together these indicators point to an economy that is showing signs of a slow sustained improvement in certain sectors, but also held back by significant uncertainty caused by the political climate.  With a new set of economic deadlines looming in early 2013 including government spending and debt limitations the uncertainty may well continue into the first quarter of 2013. As this affects small businesses, this situation might affect the performance of our portfolio of leases and loans which are largely made to the small to medium sized business community.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2012	2011
Investment in leases and loans, net	$14,097	$39,451

Number of contracts	6,200	8,800
Number of individual end users (a)	5,400	7,700
Average original equipment cost	$20.6	$24.2
Average initial lease term (in months)	70	66
Average remaining lease term (in months)	23	21
States accounting for more than 10% of lease and loan portfolio:
California	17%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	33%	27%
Medical Equipment	23%	18%
Water Purification	9%	13%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	41%	45%
Manufacturing	16%	14%
Retail Trade	11%	13%

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

Index

Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Years Ended December 31,
			Change
	2012	2011	$	%
Investment in leases and loans before allowance for credit losses	$14,777	$40,211	$(25,434)	(63)%
Less: allowance for credit losses	(680)	(760)	80	(11)%
Investment in leases and loans, net	$14,097	$39,451	$(25,354)	(64)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$26,421	$63,131	$(36,710)	(58)%
Non-performing assets	$1,081	$974	$107	11%
Charge-offs, net of recoveries	$3,128	$8,873	$(5,745)	(65)%
As a percentage of finance receivables:
Allowance for credit losses	4.60%	1.89%
Non-performing assets	7.32%	2.42%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	11.84%	14.05%

We managed our credit risk by adhering to strict credit policies and procedures, and closely monitoring our receivables. Our General Partner, the servicer of our leases and loans, responded to the recent economic recession in part, by implementing early intervention techniques in collection procedures.

Our allowance for credit losses is our estimate of losses inherent in our commercial finance receivables. The allowance is based on factors which include our historical loss experience on equipment finance portfolios we manage, an analysis of contractual delinquencies, current economic conditions and trends and equipment finance portfolio characteristics, adjusted for recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. Substantially all of our assets are collateral for our debt and, therefore, significantly greater delinquencies than anticipated will have an adverse impact on our cash flow and distributions to our partners.

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession and ongoing uncertainties surrounding the recovery in the United States has made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies. Our non-performing assets as a percentage of finance receivables increased to 7.3% at December 31, 2012 compared to 2.4% at December 31, 2011 as a result of this.  Our performance in 2012 regressed mid-year as a few larger accounts became delinquent and progressed to non-performing assets as of December 31, 2012.  Additionally, our investments in leases and loans that were current as a percentage of our portfolio decreased to 87.7% as of December 31, 2012 compared to 93.7% at December 31, 2011.

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

Unguaranteed residual value represents the estimated amount to be received at lease termination from lease extensions or ultimate disposition of the leased equipment. The estimates of residual values are based upon our history with regard to the realization of residuals, available industry data and the General Partner’s senior management’s experience with respect to comparable equipment. The estimated residual values are recorded as a component of investments in leases. Residual values are reviewed periodically to determine if the current estimate of the equipment’s fair market value appears to be below its recorded estimate. If required, residual values are adjusted downward to reflect adjusted estimates of fair market values. Upward adjustments to residual values are not permitted.

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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed.  We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2012 and 2011, we had $1.1 million and $974,000, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

The following summarizes our results of operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

			Increase (Decrease)
	2012	2011	$	%
Revenues:
Interest on equipment financings	$2,473	$5,123	$(2,650)	(52)%
Rental income	137	759	(622)	(82)%
Gains/(losses) on sale of equipment and lease dispositions, net	140	(297)	437	(147)%
Other income	514	781	(267)	(34)%
	3,264	6,366	(3,102)	(49)%
Expenses:
Interest expense	2,349	4,418	(2,069)	(47)%
Interest expense to related party	775	873	(98)	(11)%
Depreciation on operating leases	95	541	(446)	(82)%
Provision for credit losses	3,048	4,313	(1,265)	(29)%
General and administrative expenses	815	986	(171)	(17)%
Administrative expenses reimbursed to affiliate	267	646	(379)	(59)%
Loss (gain) on derivative activities	157	(737)	894	(121)%
	7,506	11,040	(3,534)	(32)%
Net loss	$(4,242)	$(4,674)	$432
Net loss allocated to limited partners	$(4,200)	$(4,627)	$427

           As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt during the year ended December 31, 2012 as compared to the year ended December 31, 2011.

The decrease in total revenues was primarily attributable to the following:

•
a decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $26.5 million for the year ended December 31, 2012 as compared to $63.1 million for the year ended December 31, 2011, a decrease of $36.6 million or 58%.  As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines due to the ongoing maturities of our leases and loans.

•
Gains/(losses) on the sale of equipment and lease dispositions increased $437,000 to a net gain of $140,000 for the year ended December 31, 2012 compared to a net loss of $297,000 for the year ended December 31, 2011.  Gains and losses on sales of equipment may vary significantly from period to period.

•
Other income decreased from $781,000 for the year ended December 31, 2011 to $514,000 for the year ended December 31, 2012, a decrease of $267,000 or 34%.  The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

The decrease in total expenses was primarily attributable to the following:

•
a decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the year ended December 31, 2012 were $21.6 million as compared to $58.4 million as of December 31, 2011. Borrowings for the years ended December 31, 2012 and 2011 were at an effective interest rate of 10.9% and 7.6%, respectively.  We expect our interest expense to continue to decline as our portfolio of leases and loans matures.

•
a decrease in interest expense to related party. Subsequent to the payoff of the 2007-1 Term Securitization the Fund began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $775,000 and $873,000 for the years ended December 31, 2012 and 2011, respectively.

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

•	a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

•
an increase in loss on derivative activities primarily due to an increase in our amortization of other comprehensive loss.  The increase in amortization of accumulated other comprehensive loss is the result of a revision in our estimate of amortizing accumulated other comprehensive loss to more closely align the recognition of accumulated other comprehensive loss with projected repayments of our borrowings, which increased our interest expense by approximately  $401,000.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2012 and 2011 was $7.08 and $7.81, respectively, based on a weighted average number of limited partner units outstanding of 592,809 each period.

The General Partner has waived all future management fees and, accordingly, we did not incur any asset management fees in 2012 or 2011.  Approximately $581,000 on of management fees were waived for the year ended December 31, 2012 and approximately $4.0 million in management fees have been waived through December 31, 2012 on a cumulative basis.

Liquidity and Capital Resources

General

Our major source of liquidity is obtained by lease and loan payments remaining after payments of debt principal and interest on debt. Our other cash requirements, in addition to debt service, are for normal operating expenses and distributions to partners. We plan to fund our other cash requirements for operating expenses and distributions to partners from cash remaining after payments for debt service. As noted previously, we entered the liquidation phase in October 2011.  Accordingly, we are generally not permitted to purchase any new leases or loans, unless contractually required to as part of an ultimate net loss reserve associated with portfolios of leases and loans previously sold to third parties.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments. At December 31, 2012, the total future minimum lease payments scheduled to be received was $15.6 million which excludes the $680,000 allowance for credit losses. The outstanding principal balance owed on our debt facility was $6.5 million. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet debt service payments. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2012	2011
Net cash (used in) provided by operating activities	$(519)	$825
Net cash provided by investing activities	22,351	42,320
Net cash used in financing activities	(21,604)	(43,363)
Increase (decrease) in cash	$228	$(218)

During the year ended December 31, 2012 cash increased by $228,000 which was primarily due to net cash provided by our investment in leases and loans of $22.3 million, which were used to repay our debt obligations and support cash distributions to our partners.  Our debt repayments of $31.4 million were made with proceeds from our leases and loans and restricted cash related to our 2007-1 Term Securitization, which we fully repaid in August, 2012.

Partners’ distributions paid for the years ended December 31, 2012 and 2011 were $1.2 million each period.  2012 and 2011 partner distributions were made at a rate of 2.0% of original capital invested with us. Future cash distributions are not guaranteed and are dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. Additionally, as we are in our liquidation phase, distributions may be reduced or cease, to allow the partnership sufficnent liquidity to settle its debts. In any case any excess cash remaining after we have repaid our obligations will be distributed to the partners pursuant to the partnership agreement. Cumulative partner distributions paid from our inception to December 31, 2012 were approximately $20.3 million.

Index

Our General Partner has waived all future management fees beginning in 2010.  Approximately $581,000 of management fees were waived for the year ended December 31, 2012 and approximately $4.0 million have been waived on a cumulative basis.

Future cash distributions are dependent on our performance and are impacted by a number of factors which include: our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions. If the current economic recovery falters or reverses we could continue to experience higher than expected lease and loan defaults and our liquidity could be adversely effected.

Borrowings

           We have a term loan with Portigon Financial Services (Portigon or the Lender), previously known as WestLB AG, that had $6.5 million outstanding as of December 31, 2012.  Interest on originations that were financed prior to March 2009 is calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. As of December 31, 2012, $9.1 million of leases and loans and $722,000 of restricted cash were pledged as collateral under this facility.

On April 7, 2011 we were notified by Portigon that we were in default on our loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, we amended our agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of December 31, 2012 we were in compliance with financial covenants remaining on the term facility. The parties also agreed that the maturity date of the loan will be December 21, 2013 unless an event of default occurs.  In exchange for the foregoing, we and RAI have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at the maturity date in the event the natural runoff of the portfolio has not paid off the loan balance prior to such date.

We paid off the remaining balance of the 2007-1 Term Securitization on August 20, 2012.

In addition to the borrowings discussed above, we owe $6.8 million to Resource Capital Corporation, Inc. (“RSO”) as of December 31, 2012, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per annum.   On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to RSO to further extend the maturity date of the note payable to related party from February 15, 2012 to February 15, 2013.   Prior to the repayment of the 2007-1 Term Securitization, monthly payments were made at approximately 0.3% of the outstanding principal and interest payable quarterly. Subsequent to the payoff of the 2007-1 Term Securitization we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $775,000 and $873,000 for the years ended December 31, 2012 and 2011, respectively.

On January 11, 2013 we extended the maturity date of the note payable to related party from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013 to RSO.

Liquidity Summary

Substantially all of our leases and loans were financed through the issuance of debt. Repayment of our debt is based on the payments we receive from our customers. If a lease or loan becomes delinquent we must repay our lender, even though our customer has not paid us. Higher-than-expected lease and loan defaults will reduce our liquidity.

Our liquidity has been and could be further adversely affected by higher than expected equipment lease defaults, which results in a loss of revenues. These losses may adversely affect our ability to make distributions to our partners and, if the level of defaults is sufficiently large, may result in our inability to fully recover our investment in the underlying equipment. In evaluating our allowance for losses on uncollectible leases, we consider our contractual delinquencies, economic conditions and trends, lease portfolio characteristics and our General Partner’s management’s prior experience with similar lease assets. At December 31, 2012, our credit evaluation indicated a need for an allowance for credit losses of $680,000. As our lease portfolio ages, and if the recovery in the United States economy or reverses, we may need to increase our allowance for credit losses.

Index

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”), as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive loss, changes in partners’ deficit and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lease Equity Appreciation Fund II, L.P. and subsidiaries as of December 31, 2012 and 2011 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

March 28, 2013

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2012	2011
ASSETS
Cash	$249	$21
Restricted cash	762	13,056
Investment in leases and loans, net	14,097	39,451
Deferred financing costs, net	521	1,302
Other assets	24	132
Total assets	$15,653	$53,962

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$6,509	$37,906
Note payable to related party	6,754	7,820
Accounts payable and accrued expenses	428	438
Other liabilities	279	368
Derivative liabilities, at fair value	217	773
Due to affiliates	16,687	17,149
Total liabilities	30,874	64,454

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(659)	(605)
Limited partners	(14,020)	(8,631)
Accumulated other comprehensive loss	(542)	(1,256)
Total partners’ deficit	(15,221)	(10,492)
Total liabilities and partners' deficit	$15,653	$53,962

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES

Consolidated Statements of Operations
 (In thousands, except unit and per unit data)

	Years Ended December 31,
	2012	2011
Revenues:
Interest on equipment financings	$2,473	$5,123
Rental income	137	759
Gains/(losses) on sale of equipment and lease dispositions, net	140	(297)
Other income	514	781
	3,264	6,366

Expenses:
Interest expense	2,349	4,418
Interest expense to related party	775	873
Depreciation on operating leases	95	541
Provision for credit losses	3,048	4,313
General and administrative expenses	815	986
Administrative expenses reimbursed to affiliate	267	646
Loss (gain) on derivative activities	157	(737)
	7,506	11,040
Net loss	$(4,242)	$(4,674)
Net loss allocated to limited partners	$(4,200)	$(4,627)

Weighted average number of limited partner units outstanding during the period	592,809	592,809
Net loss per weighted average limited partner unit	$(7.08)	$(7.81)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2012	2011
Net loss	$(4,242)	$(4,674)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	714	807
Comprehensive loss	$(3,528)	$(3,867)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	Loss	Deficit

Balance at January 1, 2011	$(546)	592,809	$(2,818)	$(2,063)	$(5,427)

Cash distributions to partners	(12)	-	(1,186)	-	(1,198)
Net loss	(47)	-	(4,627)	-	(4,674)
Amortization of loss on financial derivatives	-	-	-	807	807
Balance at December 31, 2011	$(605)	592,809	$(8,631)	$(1,256)	$(10,492)

Cash distributions to partners	(12)	-	(1,189)	-	(1,201)
Net loss	(42)	-	(4,200)	-	(4,242)
Amortization of loss on financial derivatives	-	-	-	714	714
Balance at December 31, 2012	$(659)	592,809	$(14,020)	$(542)	$(15,221)

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,242)	$(4,674)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
(Gains)/losses on sale of equipment and lease dispositions, net	(140)	297
Depreciation on operating leases	95	541
Provision for credit losses	3,048	4,313
Amortization of deferred financing costs	1,016	1,008
Loss/(gain) on derivative activities	157	(738)
Changes in operating assets and liabilities:
Other assets	108	205
Accounts payable and accrued expenses, and other liabilities	(99)	(46)
Due to affiliates	(462)	(81)
Net cash (used in) provided by operating activities	(519)	825

Cash flows from investing activities:
Proceeds from leases and loans	22,902	42,502
Security deposits returned	(551)	(182)
Net cash provided by investing activities	22,351	42,320

Cash flows from financing activities:
Repayment of debt	(31,397)	(44,731)
Repayments of note payable to related party	(1,143)	(168)
Decrease in restricted cash	12,294	2,814
Increase in deferred financing costs	(157)	(80)
Cash distributions to partners	(1,201)	(1,198)
Net cash used in financing activities	(21,604)	(43,363)

Increase (decrease) in cash	228	(218)
Cash, beginning of period	21	239
Cash, end of period	$249	$21

Supplemental cash flow disclosure:
Cash paid for interest	$2,155	$3,471

The accompanying notes are an integral part of these consolidated financial statements.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2012 and 2011

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

As of December 31, 2012, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to 2011 reported amounts to conform to the current year presentation. Amortization of other comprehensive loss on the Fund’s interest rate swaps of approximately $807,000 for the year ended December 31, 2011 was reclassified from interest expense to loss (gain) on derivative activities. Interest rate swap payments of approximately $1.8 million for the year ended December 31, 2011 was reclassified from loss (gain) on derivative activities to interest expense.

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

Restricted Cash

The Fund had restricted cash of $762,000 and $13.1 million at December 31, 2012 and 2011, respectively.  Restricted cash at December 31, 2012 includes $722,000 held in reserve by the Fund’s lenders and approximately $40,000 of customer payments deposited into a lockbox shared with the General Partner and other entities serviced by the Fund’s General Partner. The lockbox is in the name of U.S. Bank NA as trustee under an inter-creditor agreement amongst the Fund’s General Partner, the other entities and their respective lenders. These amounts, which are recorded as restricted cash on the consolidated balance sheets, represent customer payments received by the lockbox, applied to the respective customer’s accounts, but not transferred to the Fund’s bank account.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

Concentration of Credit Risk

As of December 31, 2012 and 2011, 17% of the Fund’s portfolio was concentrated in California.  No other state accounted for more than 10% of the Fund’s portfolio balance as of December 31, 2012.

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

Allowance for credit losses. The Fund evaluates the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, the Fund performs a migration analysis, which estimates the likelihood that an account will progress through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, past due accounts are referred to the Fund internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on charged-off accounts including:  1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. The Fund’s policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed. Income is not recognized on leases and loans when a default on monthly payment exists for a period of 90 days or more. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

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

 Prior to October 1, 2010, the Fund entered into derivative contracts, including interest rate swaps, substantially all of which were accounted for as cash flow hedges.  Under hedge accounting, the effective portion of the gain or loss on a derivative designated as a cash flow hedge was reported in accumulated other comprehensive loss on the consolidated balance sheets and was then reclassified into earnings as an adjustment to loss (gain) on derivative activities over the term of the related borrowing.

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

 For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of December 31, 2012 is being reclassified into earnings as an adjustment to loss (gain) on derivative activities over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources. These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund only include changes as a result of hedging activities.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

Allocation of Partnership Income, Loss and Cash Distributions and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss and cash distributions as follows:  99% to the limited partners and 1% to the general partner.

Net loss per limited partner unit is computed by dividing net loss allocated to limited partners by the weighted average number of limited partner units outstanding during the period. The weighted average number of limited partner units outstanding during the period is computed based on the number of limited partner units issued during the period weighted for the days outstanding during the period.

Other Income

Other income includes miscellaneous fees charged by the fund, such as late fee income, among others.    The Fund recognizes late fee income as fees are collected. Late fee income was $439,000 for the year ended December 31, 2012 and $664,000 for the year ended December, 2011.

Recent Accounting Standards

Accounting Standards Recently Adopted

Comprehensive Income - In June 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to eliminate the option to present components of other comprehensive income as part of the statement of changes in equity.  The amendment requires that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. The Fund adopted the two-statement approach for the period beginning January 1, 2012.

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

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,	December 31,
	2012	2011
Direct financing leases (a)	$8,286	$25,779
Loans (b)	6,433	14,154
Operating leases	58	278
	14,777	40,211
Allowance for credit losses	(680)	(760)
	$14,097	$39,451

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 122 months.
(b)	The interest rates on loans generally range from 6% to 14%.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2012		2011
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$8,349	$7,293	$27,286	$16,030
Unearned income	(666)	(793)	(2,674)	(1,765)
Residuals, net of unearned residual income (a)	712	-	1,767	-
Security deposits	(109)	(67)	(600)	(111)
	$8,286	$6,433	$25,779	$14,154

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2012	2011
Equipment	$352	$1,428
Accumulated depreciation	(294)	(1,149)
Security deposits	–	(1)
	$58	$278

At December 31, 2012 the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans and operating leases for each of the five succeeding annual periods ending December 31 and thereafter, are as follows (in thousands):

	Direct
	Financing		Operating
	Leases	Loans	Leases (a)	Totals
2013	$6,027	$4,154	$17	$10,198
2014	1,205	1,934	15	3,154
2015	684	612	–	1,296
2016	393	403	–	796
2017	34	21	–	55
Thereafter	6	169	–	175
	$8,349	$7,293	$32	$15,674

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $680,000 and $760,000 on for December 31, 2012 and December 31, 2011, respectively) as of December 31, 2012 and December 31, 2011 (in thousands):

	Years Ended December 31,
	2012		2011
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$12,951	87.7%	$37,692	93.7%
Delinquent:
31 to 91 days past due	745	5.0%	1,545	3.9%
Greater than 91 days (a)	1,081	7.3%	974	2.4%
	$14,777	100.0%	$40,211	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $1.1 million and $974,000 of leases and loans on nonaccrual status as of December 31, 2012 and 2011, respectively.  The credit quality of the Fund’s investment in leases and loans as of December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Performing	$13,696	$39,237
Nonperforming	1,081	974

	$14,777	$40,211

The following table summarizes the annual activity in the allowance for credit losses (in thousands):
	Years Ended December 31
	2012	2011
Allowance for credit losses, beginning of period	$760	$5,320
Provision for credit losses	3,048	4,313
Charge-offs	(3,777)	(10,662)
Recoveries	649	1,789
Allowance for credit losses, end of period (a)	$680	$760

(a)	End of period balances are collectively evaluated for impairment.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2012 and 2011, deferred financing costs include $521,000 and $1.3 million, respectively, of unamortized costs which are being amortized over the terms of the estimated useful life of the related debt. Accumulated amortization as of December 31, 2012 and 2011 was $3.1 million and $4.7 million, respectively.

NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			December 31, 2012
	Type	Maturity Date	Amount Outstanding	Interest rate per annum per agreement		Interest rate per annum adjusted for Swaps (2)	December 31, 2011 Outstanding Balance
Portigon (1)	Term	December 2013	$6,509		(1)	5.6%	$24,962
2007-1 Term Securitization - Class B	Term	March 2015	–	6.7%		6.7%	12,944
			$6,509				$37,906

(1)
This term loan is collateralized by specific lease receivables and related equipment. Interest on originations financed prior to March 2009 are calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed after March 2009 are at a rate of LIBOR plus 2.50% per year. As of December 31, 2012, $9.1 million of leases and loans and $722,000 of restricted cash were pledged as collateral under this facility.

(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate.

The Fund paid off the remaining balance of $8.7 million on the 2007-1 Term Securitization on August 20, 2012.

On April 7, 2011 the Fund was notified by WestLB AG, which later became known as Portigon Financial Services (“Portigon” or the “Lender”), that it was in default on its loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, the Fund amended its agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of December 31, 2012 the Fund was in compliance with financial covenants remaining on the term facility. In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on a payoff of the loan at its December 2013 maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

Weighted average borrowings for the year ended December 31, 2012 were $21.6 million as compared to $58.4 million as of December 31, 2011, at effective interest rates of 10.9% and 7.6%, respectively.

Note payable related party:  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $6.8 million and $7.8 million as of December 31, 2012 and December 31, 2011, respectively. On June 3, 2011, the Fund paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  On February 15, 2012, the Fund incurred an additional 1% fee, or $77,000, to further extend the maturity of the note payable to February 15, 2013. Prior to the repayment of the 2007-1 Term Securitization, monthly payments were made at approximately 0.3% of the outstanding principal and interest payable quarterly.  Subsequent to the payoff of the 2007-1 Term Securitization the Fund began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $775,000 and $873,000 for the years ended December 31, 2012 and 2011, respectively.

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

On January 11, 2013 the Fund extended the maturity date of the note payable to related party from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013 to RSO.

Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings over the next four years ended December 31, are as follows (in thousands):

December 31, 2013	$9,725
December 31, 2014	3,538
$13,263

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of December 31, 2012 the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at December 31, 2012, it could be required to settle its obligations under the agreements at their termination value of $230,000.

At December 31, 2012, the Fund has 20 interest rate swaps which terminate on various dates ranging from July 2013 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

For the forecasted transactions that are probable of occurring, the derivative loss remaining in accumulated other comprehensive loss as of December 31, 2012 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In July 2012 the Fund prospectively revised its estimate on amortization of accumulated other comprehensive loss which will accelerate amortization and more closely align the recognition of accumulated other comprehensive loss with projected repayments of the Fund’s borrowings. This increased the Fund’s net loss and loss (gain) on derivative activities by $408,000 and the net loss per limited partner unit by $0.67 per share for the year ended December 31, 2012.

The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  December 31, 2012 and December 31, 2011, and on the consolidated statement of operations for the years ended December 31, 2012 and 2011 (dollars in thousands):

	2012	2011
Fixed swaps (notional amount)	$8,635	$24,657
Range of receive rate	0.21% - 0.26%	0.45% - 0.56%
Range of pay rate	3.03% - 5.55%	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of December 31, 2012 and 2011 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilites
2012	Derivative liabilities, at fair value	$-	$217
2011	Derivative liabilities, at fair value	$-	$773

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2012 and 2011 (in thousands):

	Location of loss reclassified from OCI to the statement of operations	Amount of loss reclassified from OCI to the statement of operations	Location of loss recognized in the statement of operations	Amount of loss recognized in the statement of operations
2012	(a)	$714	(b)	$80
2011	(a)	$807	(b)	$238

(a)	Losses reclassified from accumulated other comprehensive loss were realized in loss (gain) on derivative activities on the accompanying statement of operations.

(b)
Subsequent to dedesignation as cash flow hedges all changes in fair value were realized in loss (gain) on derivative activities and all cash payments on derivatives were realized in interest expense. The Fund recognized expense of $636,000 and $1.8 million in interest expense in 2012 and 2011, respectively, related to payments on derivatives and a gain of $556,000 and $1.6 million in loss (gain) on derivative activities in 2012 and 2011, respectively.

Assuming market rates remain constant with those at December 31, 2012, $472,000 of accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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
December 31, 2012 and 2011

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

Assets (liabilities) measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at December 31, 2012	$-	$(217)	$-	$(217)
Interest rate swaps at December 31, 2011	$-	$(773)	$-	$(773)

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

Subsequent to the adoption of Accounting Standards Update 2011-04 (“ASU 2011-04”), the Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
December 31, 2012:
Debt	$6,509	$-	$6,365	$-	$6,365
Note payable to related party	$6,754	$-	$6,754	$-	$6,754

The fair value of the debt as of December 31, 2012 was determined using quoted prices from broker-dealers of comparable securities as of the measurement date.  The fair value of the related party note payable was determined to approximate carrying value as the interest rate is comparable to current market rates.

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$267	$646

Index

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2012 and 2011

Acquisition Fees: The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: The General Partner has waived all future management fees.  Approximately $581,000 of management fees were waived for the year ended December 31, 2012 and approximately $4.0 million have been waived on a cumulative basis.

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

Distributions:  The General Partner owns a 1% general partner interest and a 2% limited partner interest in the Fund. The General Partner was paid cash distributions of $12,000 and $24,000, respectively, for its general partner and limited partner interests in the Fund for the year ending December 31, 2012 and $12,000 and $19,000, respectively, for its general partner and limited partner interests in the Fund for the year ending December 31, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $2.3 million calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of December 31, 2012, the Fund has a $131,000 remaining Repurchase Commitment of which none was recorded as a liability.

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

As discussed in Note 6, on January 11, 2013 the Fund extended the maturity date of the note payable to related party from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amounts as of January 31, 2013 to RSO.

The Fund has evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2012, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	60	Chief Executive Officer
Jonathan Z. Cohen	42	Director
Jeffrey F. Brotman	49	Director
Robert K. Moskovitz	56	Chief Financial Officer

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

ITEM 11 – EXECUTIVE COMPENSATION

We do not have, nor do we expect to have, any employees as discussed in Item 10 – “Directors and Executive Officers of the Registrant.” Instead, our management and day-to-day activities are provided by the employees of our General Partner and its affiliates. No officer or director of our General Partner will receive any direct remuneration from us. Those persons will receive compensation solely from our General Partner or its affiliates other than us.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 1,412 limited partners as of December 31, 2012.

(b)
In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2012 our General Partner owned 11,986 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

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

	Years Ended December 31,
	2012	2011
Management fees	$-	$-
Administrative expenses	$267	$646

Acquisition Fees: Our General Partner was paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price we paid for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: Our General Partner has waived all future management fees.  Approximately $581,000 of management fees were waived for the year ended December 31, 2012 and approximately $4.0 million have been waived on a cumulative basis.

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

Note Payable to related party:   We owe $6.8 million to Resource Capital Corporation (“RCC”) as of December 31, 2012, which is a related entity of ours through common management with RAI.  On June 3, 2011, we paid a 1% fee to extend the note maturity date from March 4, 2011 to February 15, 2012 and to reduce the interest rate from 12% to 10% per year.  On February 15, 2012, we incurred an additional 1% fee, or $77,000, to further extend the maturity date of the note payable to February 15, 2013.  Prior to the repayment of the 2007-1 Term Securitization, monthly payments were made at approximately 0.3% of the outstanding principal and interest payable quarterly.  Subsequent to the payoff of the 2007-1 Term Securitization we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $775,000 and $873,000 for the years ended December 31, 2012 and 2011, respectively.

On January 11, 2013 the Fund extended the maturity date of the note payable to related party from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013 to RSO.

Distributions. Our General Partner owns a 1% general partner interest and a 2.0% limited partner interest in us. Our General Partner was paid cash distributions of $12,000 and $24,000 respectively, for its general partner and limited partner interests in us for the year ending December 31, 2012 and  $12,000 and $19,000 respectively, for its general partner and limited partner interests in us for the year ending December 31, 2011.

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP were $159,000 and $157,000 in the years ended December 31, 2012 and 2011, respectively.

Audit-Related Fees. We did not incur fees in 2012 and 2011 for other services not included above.

Tax Fees. We did not incur fees in 2012 and 2011 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of $19,000 and $11,000 for the years ended December 31, 2012 and 2011, respectively.

Index

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (ii) the Consolidated Statements of  Operations for years ended December 31, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Loss for years ended December 31, 2012 and 2011; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the years ended December 31, 2012 and 2011; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, the General Partner

March 28, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

March 28, 2013	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Crit S. DeMent	Chief Executive Officer of the General Partner	March 28, 2013
CRIT S. DEMENT	(Principal Executive Officer)

/s/ Robert K. Moskovitz	Chief Financial Officer	March 28, 2013
ROBERT K. MOSKOVITZ	(Principal Accounting and Financial Officer)

/s/ Jonathan Z. Cohen	Director of the General Partner	March 28, 2013
JONATHAN Z. COHEN

/s/ Jeffrey F. Brotman	Director of the General Partner	March 28, 2013
JEFFREY F. BROTMAN