Form 10-Q
period 2013-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2013-08-13
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART1. FINANCIAL INFORMATION
ITEM I – FINANCIAL STATEMENTS
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$145	$249
Restricted cash	510	762
Investment in leases and loans, net	7,938	14,097
Deferred financing costs, net	229	521
Other assets	52	24
Total assets	$8,874	$15,653

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$1,957	$6,509
Note payable to related party	6,061	6,754
Accounts payable and accrued expenses	362	428
Other liabilities	205	279
Derivative liabilities, at fair value	87	217
Due to affiliates	16,449	16,687
Total liabilities	25,121	30,874

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(673)	(659)
Limited partners	(15,372)	(14,020)
Accumulated other comprehensive loss	(202)	(542)
Total partners’ deficit	(16,247)	(15,221)
Total liabilities and partners' deficit	$8,874	$15,653

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$269	$763	$571	$1,533
Rental income	16	38	37	84
Gains on sale of equipment and lease dispositions, net	120	22	103	69
Other income	65	164	143	320
	470	987	854	2,006

Expenses:
Interest expense	206	614	504	1,334
Interest expense to related party	157	197	320	395
Depreciation on operating leases	6	23	12	60
Provision for credit losses	(438)	767	281	1,126
General and administrative expenses	121	336	238	531
Administrative expenses reimbursed to affiliate	25	74	57	164
Loss (gain) on derivative activities	46	(78)	211	(165)
	123	1,933	1,623	3,445
Net income (loss)	$347	$(946)	$(769)	$(1,439)
Net income (loss) allocated to limited partners	$344	$(937)	$(761)	$(1,425)

Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net income (loss) per weighted average limited partner unit	$0.58	$(1.58)	$(1.28)	$(2.40)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss)	$347	$(946)	$(769)	$(1,439)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	100	85	340	170
Comprehensive income (loss)	$447	$(861)	$(429)	$(1,269)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance, January 1, 2013	$(659)	592,809	$(14,020)	$(542)	$(15,221)
Cash distributions	(6)	-	(591)	-	(597)
Net loss	(8)	-	(761)	-	(769)
Other comprehensive income	-	-	-	340	340
Balance, June 30, 2013	$(673)	592,809	$(15,372)	$(202)	$(16,247)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(769)	$(1,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on sale of equipment and lease dispositions, net	(103)	(69)
Depreciation on operating leases	12	60
Provision for credit losses	281	1,126
Amortization of deferred financing costs	358	414
Net loss on derivative activities	211	230
Changes in operating assets and liabilities:
Other assets	(28)	80
Accounts payable and accrued expenses, and other liabilities	(141)	(218)
Due to affiliates	(238)	(228)
Net cash used in operating activities	(417)	(44)

Cash flows from investing activities:
Proceeds from leases and loans	6,076	13,361
Security deposits returned	(107)	(363)
Net cash provided by investing activities	5,969	12,998

Cash flows from financing activities:
Repayment of debt	(4,552)	(14,829)
Repayments of note payable to related party	(693)	(137)
Decrease in restricted cash	252	2,711
Increase in deferred financing costs	(66)	–
Cash distributions to partners	(597)	(602)
Net cash used in financing activities	(5,656)	(12,857)

(Decrease) increase in cash	(104)	97
Cash, beginning of period	249	21
Cash, end of period	$145	$118

Supplemental cash flow disclosure:
Cash paid for interest	$497	$1,349

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2013
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

As of June 30, 2013, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Reclassification

Certain reclassifications have been made to 2012 reported amounts to conform to the current year presentation. Amortization of accumulated other comprehensive loss on the Fund’s interest rate swaps of approximately $85,000 and $170,000 for the three and six months ended June 30, 2012 were reclassified from interest expense to loss (gain) on derivative activities. Interest rate swap payments of approximately $174,000 and $396,000 for the three and six months ended June 30, 2012, respectively, was reclassified from loss (gain) on derivative activities to interest expense.

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
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
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
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
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

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of  June 30, 2013 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund, such as late fee income, among others.  The Fund recognizes late fee income as fees are collected. Late fee income was $53,000 and $122,000 for the three and six months ended June 30, 2013, respectively, and $142,000 and $277,000 for the three and six months ended June 30, 2012, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Direct financing leases (a)	$3,853	$8,286
Loans (b)	4,130	6,433
Operating leases	45	58
	8,028	14,777
Allowance for credit losses	(90)	(680)
	$7,938	$14,097

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(b)	The interest rates on loans generally range from 5% to 17%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$3,899	$4,695	$8,349	$7,293
Unearned income	(322)	(536)	(666)	(793)
Residuals, net of unearned residual income	314	-	712	-
Security deposits	(38)	(29)	(109)	(67)
	$3,853	$4,130	$8,286	$6,433

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Equipment	$309	$352
Accumulated depreciation	(264)	(294)
Security deposits	-	-
	$45	$58

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $90,000) as of June 30, 2013 and December 31, 2012, respectively (in thousands):

	June 30, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$7,477	93.1%	$12,951	87.7%
Delinquent:
31 to 91 days past due	335	4.2%	745	5.0%
Greater than 91 days (a)	216	2.7%	1,081	7.3%
	$8,028	100.0%	$14,777	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $216,000 and $1.1 million of leases and loans on nonaccrual status as of June 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	June 30, 2013	December 31, 2012
Performing	$7,812	$13,696
Nonperforming	216	1,081
	$8,028	$14,777

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$680	$400	$680	$760
Provision for credit losses	(438)	767	281	1,126
Charge-offs	(288)	(560)	(1,324)	(1,463)
Recoveries	136	173	453	357
Allowance for credit losses, end of period (a)	$90	$780	$90	$780

(a)	End of period balances were collectively evaluated for impairment.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of June 30, 2013 and December 31, 2012, deferred financing costs include $229,000 and $521,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of June 30, 2013 and December 31, 2012 was $3.4 million and $3.1 million, respectively.

 NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund has a term loan with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, that had $2.0 million and $6.5 million outstanding as of June 30, 2013 and December 31, 2012, respectively.  Interest on originations that were financed prior to March 2009 is calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 are calculated at a rate of LIBOR plus 2.50% per year. As of June 30, 2013, $4.3 million of leases and loans and $287,000 of restricted cash were pledged as collateral under this facility. This facility is due in December, 2013.

On April 7, 2011 the Fund was notified by WestLB AG, which later became known as Portigon Financial Services (“Portigon” or the “Lender”), that it was in default on its loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, the Fund amended its agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of June 30, 2013, the Fund was in compliance with the term facility. In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on the payoff of the loan, up to a maximum of $348,000, at its December 2013 maturity date in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date.

Note payable to related party.  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $6.1 million and $6.8 million as of June 30, 2013 and December 31, 2012, respectively, on a note payable which bears interest at 10% per annum.  On February 15, 2012, the Fund incurred a 1% fee, or $77,000, to extend the maturity of the note payable for one year to February 15, 2013. On January 11, 2013 the Fund again extended the maturity date from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013, or $66,000, to RSO. Interest payments on the note payable were $320,000 and $395,000 for the six months ended June 30, 2013 and 2012, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
(Unaudited)

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings over the next two annual periods ended June 30 are as follows (in thousands):

June 30, 2014	$6,191
June 30, 2015	1,827
$8,018

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of June 30, 2013, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at June 30, 2013, it could be required to settle its obligations under the agreements at their termination value of $93,000.

At June 30, 2013, the Fund has 20 interest rate swaps which terminate on various dates ranging from July 2013 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  June 30, 2013 and December 31, 2012, and on the consolidated statement of operations for the six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Fixed swaps (notional amount)	$4,251	$8,635
Range of receive rate	0.19% - 0.30%	0.21% - 0.26%
Range of pay rate	3.03% - 5.55%	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of June 30, 2013 and December 31, 2012 (in thousands):

Balance Sheet Location		Derivative Assets	Derivative Liabilites
2013	Derivative liabilities, at fair value	$-	$87
2012	Derivative liabilities, at fair value	$-	$217

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the six month periods ended June 30, 2013 and 2012 (in thousands):

	Location of loss reclassified from OCI to the statements of operations	Amount of loss reclassified from OCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$340	(b)	$3
2012	(a)	$170	(b)	$61

(a)	Losses reclassified from accumulated other comprehensive loss were realized in loss (gain) on derivative activities on the accompanying statement of operations.

(b)
Subsequent to dedesignation as cash flow hedges all changes in fair value were realized in loss (gain) on derivative activities and all cash payments on derivatives were realized in interest expense. The Fund recognized an expense of $133,000 and $396,000 in interest expense for the six month periods ended June 30, 2013 and 2012, respectively, related to cash payments on derivatives.  Changes in fair value of $130,000 and $335,000 were recognized as an expense in loss (gain) on derivative activities for the six month periods ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, $202,000 of the remaining balance in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at June 30, 2013	$-	$(87)	$-	$(87)
Interest rate swaps at December 31, 2012	$-	$(217)	$-	$(217)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at June 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
June 30, 2013:
Debt	$1,957	$-	$1,957	$-	$1,957
Note payable to related party	$6,061	$-	$6,061	$-	$6,061

December 31, 2012:
Debt	$6,509	$-	$6,365	$-	$6,365
Note payable to related party	$6,754	$-	$6,754	$-	$6,754

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

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Administrative expenses	$25	$74	$57	$164

Management Fees. The General Partner has waived all future management fees. Through June 30, 2013, the General Partner has earned and waived management fees of $4.1 million, of which $153,000 related to the six months ended June 30, 2013.

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

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2013
(Unaudited)

Distributions.  The General Partner owns a 1% general partner interest and a 2% limited partner interest in the Fund. The General Partner was paid cash distributions of $6,000 and $12,000 for its general partner interests and limited partner interests in the Fund, respectively for the six months ended June 30, 2013 and June 30, 2012.

Note Payable to related party.  See Note 6 for a further discussion.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

In connection with a sale of leases and loans to a third-party in July of 2008, the Fund contractually agreed to repurchase delinquent leases up to a maximum of $2.3 million calculated as 7.5% of total proceeds received from the sale (“Repurchase Commitment”).  As of June 30, 2013, the Fund has a $169,000 remaining Repurchase Commitment of which $105,000 was recorded as a liability.

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its June 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

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

To date, limited partners have received total distributions ranging from approximately 31% to 43% of their original amount invested, depending upon when the investment was made.   Management is working to maximize the amount that can be distributed to limited partners in the future. Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions. As we entered the liquidation phase of the partnership in October 2011 we are prohibited from acquiring additional leases and loans.  Accordingly, cash flows on our existing investment in leases and loans will be used to repay our obligations and, to the extent excess cash continues to be available, support distributions to our limited partners.  The Fund is in its liquidation process which will continue until all of the leases are collected or sold and our debts are paid. Distributions to our limited partners were made in 2012 and 2011 at a rate of 2.0% of their original capital invested.

Index
General Economic Overview

United States of America (“U.S.”) economic activity for the quarter ended June 30, 2013 showed overall growth and improvement in many sectors of the economy.  The continued recovery from the Great Recession was noted by Federal Reserve Chairman Bernanke’s testimony before Congress that it may soon be possible for the Federal Reserve to begin tapering the highly accommodative monetary policy known as Quantitative Easing.  The improving economic conditions coupled with the reductions in Federal spending resulting from Sequestration have resulted in a lower Federal deficit than was originally forecast. This has pushed back the pending approach of the U.S. debt ceiling and removed that issue (temporarily) as a major cause of concern.  On the labor front the quarter showed a trend in jobs growth and reductions in new claims for unemployment. Overhanging the economic outlook is the uncertainty and unknown effects of Obamacare particularly with respect to small businesses which are critical to job creation.  Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.

•	The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings, increased 6.7 percent to 112.3 in May from a downwardly revised 105.2 in April, and is 12.1 percent above May 2012 when it was 100.2; the data reflect contracts but not closings. Contract activity is at the strongest pace since December 2006 when it reached 112.8; pending sales have been above year-ago levels for the past 25 months.

•	The National Association of Credit Management Index for June 2013 showed continued improvement in business credit conditions. The Index measured 56.1 (any number over 50 shows improving conditions) and is at the highest level since the start of the Great Recession.

•	The June 2013 Institute of Supply Management report on manufacturing showed an expanding manufacturing sector with the over Index increasing from 49.0 to 50.9 (any number over 50 indicates improvement), new orders increasing from 48.8 to 51.9, and production increasing from 48.6 to 53.4.

•	The U.S. Census Bureau report on durable goods showed that new orders for manufactured goods continued in increase during quarter.

•	The Monthly Confidence Index for the Equipment Finance Industry continued to increase demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment.

•	The National Federation of Independent Business (NFIB) reported that small-business optimism remained in tepid territory in June, as NFIB’s monthly economic Index dropped just under a point (0.9) and landed at 93.5, effectively ending any hope of a revival in confidence among job creators. Six of the ten Index components fell, two rose and two were unchanged. While job creation plans increased slightly in June, expectations for improved business conditions remained negative. The Index—which was 12 points higher in June than at its lowest reading during the Great Recession but 7 points below the pre-2008 average and 14 points below the peak for the expansion—has been teetering between modest increases and declines for months.

Taken altogether these indicators point to an economy that is continuing to grow steadily but slowly.  Uncertainties with regard to monetary policy, fiscal policy, and Obamacare provide a moderating influence on economic growth.  The various monetary, fiscal, and healthcare activities (or lack of activities) may have an effect on the performance of leases and loans which have been largely extended to the small to medium sized business community.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2013	December 31, 2012
Investment in leases and loans, net	$7,938	$14,097
Number of contracts	3,900	6,200
Number of individual end users (a)	3,500	5,400
Average original equipment cost	$25.9	$20.6
Average initial lease term (in months)	71	70
Average remaining lease term (in months)	23	23
States accounting for more than 10% of lease and loan portfolio:
California	19%	17%
Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	43%	33%
Medical Equipment	25%	23%
Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	40%	41%
Manufacturing	19%	16%
Agriculture	13%	10%
Retail Trade	9%	11%

(a)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 9% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$8,028	$26,116	$(18,088)	(69)%
Less: allowance for credit losses	(90)	(780)	690	(88)%
Investment in leases and loans, net	$7,938	$25,336	$(17,398)	(69)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$10,963	$32,602	$(21,639)	(66)%
Non-performing assets	$216	$1,629	$(1,413)	(87)%
Charge-offs, net of recoveries	$871	$1,106	$(235)	(21)%
As a percentage of finance receivables:
Allowance for credit losses	1.12%	2.99%
Non-performing assets	2.69%	6.24%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	7.94%	3.40%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These delinquencies have continued as the U.S. economy recovers, as evidenced by an increase in our charge-offs, net of recoveries, as a percentage of our weighted average finance receivables from 3.40% at June 30, 2012 to 7.94% at June 30, 2013.  Due to the percentage increase in charge-offs and the percentage decrease in our non-performing assets as a percentage of finance receivables of 6.24% at June 30, 2012 to 2.69% at June 30, 2013, our allowance for credit losses decreased as a percentage of our portfolio from 2.99% at June 30, 2012 to 1.12% at June 30, 2013.

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

Index
For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through June 30, 2013.

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$269	$763	$(494)	(65)%
Rental income	16	38	(22)	(58)%
Gains on sale of equipment and lease dispositions, net	120	22	98	445%
Other income	65	164	(99)	(60)%
	470	987	(517)	(52)%

Expenses:
Interest expense	206	614	(408)	(66)%
Interest expense to related party	157	197	(40)	(20)%
Depreciation on operating leases	6	23	(17)	(74)%
Provision for credit losses	(438)	767	(1,205)	(157)%
General and administrative expenses	121	336	(215)	(64)%
Administrative expenses reimbursed to affiliate	25	74	(49)	(66)%
Loss (gain) on derivative activities	46	(78)	124	159%
	123	1,933	(1,810)
Net income (loss)	$347	$(946)	$1,293
Net income (loss) allocated to limited partners	$344	$(937)	$1,281

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $9.3 million for the three months ended June 30, 2013 as compared to $29.1 million for the three months ended June 30, 2012, a decrease of $19.8 million or 68.0%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions increased $98,000 to a gain of $120,000 for the three month period ended June 30, 2013 compared to a net gain of $22,000 for the three month period ended June 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $164,000 for the three months ended June 30, 2012 to $65,000 for the three months ended June 30, 2013, a decrease of $99,000 or 60%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Total expenses decreased for the three month period ended June 30, 2013 as a result of the decrease in the size of our portfolio. Our provision for credit losses decreased to ($438,000) for the three month period ended June 30, 2013 compared to $767,000 for the three month period end June 30, 2012. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors. The increase in our provision for credit losses was offset by the following:

•	A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended June 30, 2013 were $2.7 million as compared to $27.0 million for the three months ended June 30, 2012.

Index
•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012 we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

The net income per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2013 was $0.58 compared to a net loss per limited partner unit of $1.58 for the three months ended June 30, 2012, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012		$	%
Revenues:
Interest on equipment financings	$571	$1,533	$(962)		(63)%
Rental income	37	84	(47)		(56)%
Gains on sale of equipment and lease dispositions, net	103	69	34		49%
Other income	143	320	(177)		(55)%
	854	2,006	(1,152)		(57)%

Expenses:
Interest expense	504	1,334	(830)		(62)%
Interest expense to related party	320	395	(75)		(19)%
Depreciation on operating leases	12	60	(48)		(80)%
Provision for credit losses	281	1,126	(845)		(75)%
General and administrative expenses	238	531	(293)		(55)%
Administrative expenses reimbursed to affiliate	57	164	(107)		(65)%
Loss (gain) on derivative activities	211	(165)	376		228%
	1,623	3,445	(1,822)
Net loss	$(769)	$(1,439)	$670
Net loss allocated to limited partners	$(761)	$(1,425)	$664

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $11.0 million for the six months ended June 30, 2013 as compared to $32.6 million for the six months ended June 30, 2012, a decrease of $21.6 million or 66.0%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.
•	Gains on the sale of equipment and lease dispositions increased $34,000 to a gain of $103,000 for the six month period ended June 30, 2013 compared to a net gain of $69,000 for the six month period ended June 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.
•	Other income decreased from $320,000 for the six months ended June 30, 2012 to $143,000 for the six months ended June 30, 2013, a decrease of $177,000 or 55%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Total expenses decreased for the six month period ended June 30, 2013 as a result of the decrease in the size of our portfolio. Our provision for credit losses decreased to $281,000 for the six month period ended June 30, 2013 compared to $1.1 million for the six month period end June 30, 2012. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors. The increase in our provision for credit losses was offset by the following:

Index
•	A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for six months ended June 30, 2013 were $3.8 million as compared to $30.7 million for the six months ended June 30, 2012.

•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012 we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2013 and 2012 was $1.28 and $2.40, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, normal operating expenses, and distributions to partners.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(417)	$(44)
Net cash provided by investing activities	5,969	12,998
Net cash used in financing activities	(5,656)	(12,857)
(Decrease) increase in cash	$(104)	$97

During the six months ended June 30, 2013 cash decreased by $104,000 primarily due to debt repayments of $4.6 million, cash distributions to our partners of $597,000, and cash used in operating activities of $417,000 that exceeded our proceeds from leases and loans of $6.0 million.

Partners’ distributions paid for the six months ended June 30, 2013 and 2012 were $597,000 and $602,000, respectively.  Cumulative partner distributions paid from our inception to June 30, 2013 were $20.9 million.  Management is working to maximize the amount that can be distributed to limited partners in the future. Partners’ distributions were made at a rate of 2.0% per annum in 2013 and 2012.  Future cash distributions are not guaranteed and are solely dependent on our performance and are impacted by a number of factors which include lease and loan defaults by our customers, accelerated principal payments on our debt facilities required per our agreements, and prevailing economic conditions.  As we are in the liquidation phase, it is likely the continuation of monthly distributions will cease.

The General Partner has waived all future management fees. Through June 30, 2013, the General Partner has earned and waived management fees of $4.1 million, of which $153,000 related to the six months ended June 30, 2013.

Borrowings

We have a term loan with Portigon Financial Services (“Portigon” or the “Lender”), previously known as WestLB AG, that had $2.0 million outstanding as of June 30, 2013.  Interest on originations that were financed prior to March 2009 is calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 are at a rate of LIBOR plus 2.50% per year. As of June 30, 2013, $4.3 million of leases and loans and $287,000 of restricted cash were pledged as collateral under this facility. This facility is due in December, 2013.

On April 7, 2011 we were notified by Portigon that we were in default on our loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, we amended our agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of June 30, 2013 we were in compliance with the term facility. The parties also agreed that the maturity date of the loan will be December 21, 2013 unless an event of default occurs.  In exchange for the foregoing, we and RAI have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on the payoff of the loan at the maturity date, up to a maximum of $348,000, in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date. We expect that the lease portfolio collateralizing this loan will be sufficient to repay the debt, but due to uncertain economic conditions this cannot be assured.

Index
In addition to the borrowings discussed above, we owe $6.1 million to Resource Capital Corporation, Inc. (“RSO”) as of June 30, 2013, which is a related entity of ours through common management with RAI, on a note payable which bears interest at 10% per annum.  On February 15, 2012, we incurred a 1% fee, or $77,000, to extend the maturity of the note payable for one year to February 15, 2013. On January 11, 2013, we again extended the maturity date from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013 to RSO.

On August 20, 2012 we fully repaid the 2007-1 Term Securitization, subsequent to which we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $320,000 for the six month period ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the three and six month periods ended June 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2013 and 2012; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the six months ended June 30, 2013; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, its General Partner

August 13, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

August 13, 2013	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer