Form 10-Q
period 2013-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2013-11-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash	$119	$249
Restricted cash	49	762
Investment in leases and loans, net	6,259	14,097
Deferred financing costs, net	109	521
Other assets	68	24
Total assets	$6,604	$15,653

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$522	$6,509
Note payable to related party	5,924	6,754
Accounts payable and accrued expenses	268	428
Other liabilities	69	279
Derivative liabilities, at fair value	47	217
Due to affiliates	16,390	16,687
Total liabilities	23,220	30,874

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(677)	(659)
Limited partners	(15,811)	(14,020)
Accumulated other comprehensive loss	(128)	(542)
Total partners’ deficit	(16,616)	(15,221)
Total liabilities and partners' deficit	$6,604	$15,653

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
 (In thousands, except unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Interest on equipment financings	$171	$543	$742	$2,076
Rental income	13	31	50	115
Gains on sale of equipment and lease dispositions, net	329	53	432	122
Other income	38	99	181	418
	551	726	1,405	2,731

Expenses:
Interest expense	154	589	658	1,923
Interest expense to related party	153	197	473	592
Depreciation on operating leases	8	17	20	77
Provision for credit losses	254	1,112	535	2,238
General and administrative expenses	65	104	303	635
Administrative expenses reimbursed to affiliate	24	59	81	223
Loss (gain) on derivative activities	34	59	245	(106)
	692	2,137	2,315	5,582
Net loss	$(141)	$(1,411)	$(910)	$(2,851)
Net loss allocated to limited partners	$(140)	$(1,397)	$(901)	$(2,822)

Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net loss per weighted average limited partner unit	$(0.24)	$(2.36)	$(1.52)	$(4.76)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(141)	$(1,411)	$(910)	$(2,851)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	74	178	414	348
Comprehensive loss	$(67)	$(1,233)	$(496)	$(2,503)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	(Loss) Income	Deficit

Balance, January 1, 2013	$(659)	592,809	$(14,020)	$(542)	$(15,221)
Cash distributions	(9)	-	(890)	-	(899)
Net loss	(9)	-	(901)	-	(910)
Other comprehensive income	-	-	-	414	414
Balance, September 30, 2013	$(677)	592,809	$(15,811)	$(128)	$(16,616)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(910)	$(2,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Gains on sale of equipment and lease dispositions, net	(432)	(122)
Depreciation on operating leases	20	77
Provision for credit losses	535	2,238
Amortization of deferred financing costs	478	735
Net loss on derivative activities	245	422
Changes in operating assets and liabilities:
Other assets	(44)	126
Accounts payable and accrued expenses, and other liabilities	(370)	(691)
Due to affiliates	(297)	(410)
Net cash used in operating activities	(775)	(476)

Cash flows from investing activities:
Proceeds from leases and loans	7,860	18,573
Security deposits returned	(146)	(455)
Net cash provided by investing activities	7,714	18,118

Cash flows from financing activities:
Repayment of debt	(5,987)	(28,078)
Repayments of note payable to related party	(830)	(458)
Decrease in restricted cash	713	12,301
Increase in deferred financing costs	(66)	(141)
Cash distributions to partners	(899)	(903)
Net cash used in financing activities	(7,069)	(17,279)

(Decrease) increase in cash	(130)	363
Cash, beginning of period	249	21
Cash, end of period	$119	$384

Supplemental cash flow disclosure:
Cash paid for interest	$700	$1,288

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2013
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

As of September 30, 2013, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its wholly-owned subsidiaries, LEAF Fund II, LLC and LEAF II Receivables Funding, LLC.  All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2013, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results of the Fund’s operations for the 2013 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 28, 2013.

Reclassification

Certain reclassifications have been made to 2012 reported amounts to conform to the current year presentation.  Amortization of accumulated other comprehensive loss on the Fund’s interest rate swaps of approximately $178,000 and $348,000 for the three and nine months ended September 30, 2012 was reclassified from interest expense to loss (gain) on derivative activities.  Interest rate swap payments of approximately $134,000 and $530,000 for the three and nine months ended September 30, 2012, respectively, were reclassified from loss (gain) on derivative activities to interest expense.

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
September 30, 2013
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
September 30, 2013
(Unaudited)

Derivative Instruments

The Fund recognizes all derivatives at fair value as either assets or liabilities in the consolidated balance sheets. The accounting for subsequent changes in the fair value of these derivatives depended on whether the derivative had been designated and qualified for hedge accounting treatment pursuant to U. S. GAAP.

Effective October 1, 2010, the Fund discontinued the use of hedge accounting. Therefore, changes in the fair value of derivative instruments, including those that had previously been accounted for under hedge accounting, and periodic settlements of contracts, are recognized immediately in the accompanying consolidated statements of operations. While the Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, this accounting change may create volatility in the Fund’s results of operations, as the fair value of the Fund’s derivative financial instruments change.

For the forecasted transactions that are probable of occurring, the derivative gain or loss remaining in accumulated other comprehensive loss as of September 30, 2013 is being reclassified into earnings over the terms of the related forecasted borrowings, consistent with hedge accounting treatment. In the event that the related forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately.

Other Income

Other income includes miscellaneous fees charged by the Fund, such as late fee income, among others.  The Fund recognizes late fee income as fees are collected. Late fee income was $33,000 and $155,000 for the three and nine months ended September 30, 2013, respectively, and $86,000 and $362,000 for the three and nine months ended September 30, 2012, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2013
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Direct financing leases (a)	$2,959	$8,286
Loans (b)	3,593	6,433
Operating leases	37	58
	6,589	14,777
Allowance for credit losses	(330)	(680)
	$6,259	$14,097

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(b)	The interest rates on loans generally range from 5% to 17%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2013		December 31, 2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$3,096	$4,096	$8,349	$7,293
Unearned income	(297)	(494)	(666)	(793)
Residuals, net of unearned residual income	187	-	712	-
Security deposits	(27)	(9)	(109)	(67)
	$2,959	$3,593	$8,286	$6,433

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Equipment	$277	$352
Accumulated depreciation	(240)	(294)
	$37	$58

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2013
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $330,000 and $680,000) as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013		December 31, 2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$5,570	84.5%	$12,951	87.7%
Delinquent:
31 to 91 days past due	752	11.4%	745	5.0%
Greater than 91 days (a)	267	4.1%	1,081	7.3%
	$6,589	100.0%	$14,777	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $267,000 and $1.1 million of leases and loans on nonaccrual status as of September 30, 2013 and December 31, 2012, respectively.  The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	September 30, 2013	December 31, 2012
Performing	$6,322	$13,696
Nonperforming	267	1,081
	$6,589	$14,777

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Allowance for credit losses, beginning of period	$90	$780	$680	$760
Provision for credit losses	254	1,112	535	2,238
Charge-offs	(135)	(1,491)	(1,459)	(2,954)
Recoveries	121	209	574	566
Allowance for credit losses, end of period (a)	$330	$610	$330	$610

(a)	End of period balances were collectively evaluated for impairment.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2013
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of September 30, 2013 and December 31, 2012, deferred financing costs include $109,000 and $521,000, respectively, of unamortized deferred financing costs which are being amortized over the terms of the estimated life of the related debt. Accumulated amortization as of September 30, 2013 and December 31, 2012 was $3.7 million and $3.1 million, respectively.

NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund has a term loan with Portigon Financial Services (Portigon or the Lender), previously known as WestLB AG, that had $522,000 and $6.5 million outstanding as of September 30, 2013 and December 31, 2012, respectively.  Interest on originations that were financed prior to March 2009 is calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 are calculated at a rate of LIBOR plus 2.50% per year. As of September 30, 2013, $3.3 million of leases and loans and $114,000 of restricted cash were pledged as collateral under this facility. This facility is due in December, 2013.

On April 7, 2011 the Fund was notified by WestLB AG, which later became known as Portigon Financial Services (“Portigon” or the “Lender”), that it was in default on its loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, the Fund amended its agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement.  Accordingly, as of September 30, 2013, the Fund was in compliance with the term facility.  In exchange for the foregoing, the Fund and the parent of the Fund’s General Partner have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on the payoff of the loan, up to a maximum of $348,000, at its December 2013 maturity date, in the event that the natural runoff of the portfolio had not paid off the loan balance prior to such date.  The Fund expects to pay off the loan balance by its December 2013 maturity date.

Note payable to related party.  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $5.9 million and $6.8 million as of September 30, 2013 and December 31, 2012, respectively, on a note payable which bears interest at 10% per annum.  On February 15, 2012, the Fund incurred a 1% fee, or $77,000, to extend the maturity of the note payable for one year to February 15, 2013. On January 11, 2013 the Fund again extended the maturity date from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013, or $66,000, to RSO. Interest payments on the note payable were $473,000 and $592,000 for the nine months ended September 30, 2013 and 2012, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2013
(Unaudited)

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings over the next two annual periods ended September 30 are as follows (in thousands):

September 30, 2014	$4,479
September 30, 2015	1,967
$6,446

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis and funds borrowed through bank debt are obtained on a floating-rate basis, the Fund is exposed to interest rate risk if rates rise because it will increase the Fund’s borrowing costs. To manage interest rate risk, the Fund employs a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations. As of September 30, 2013, the Fund has not posted any collateral related to these agreements. If the Fund had breached any of these provisions at September 30, 2013, it could be required to settle its obligations under the agreements at their termination value of $52,000.

At September 30, 2013, the Fund has 15 interest rate swaps which terminate on various dates ranging from February 2014 to August 2015 which generally coincide with the maturity period of the portfolio of lease and loans.

The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of  September 30, 2013 and December 31, 2012, and on the consolidated statement of operations for the nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013	2012
Fixed swaps (notional amount)	$2,956	$8,635
Range of receive rate	0.19% - 0.28%	0.21% - 0.26%
Range of pay rate	3.11% - 5.55%	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of September 30, 2013 and December 31, 2012 (in thousands):

	Balance Sheet Location	Derivative Assets	Derivative Liabilities
2013	Derivative liabilities, at fair value	$-	$47
2012	Derivative liabilities, at fair value	$-	$217

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2013
(Unaudited)

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the nine month periods ended September 30, 2013 and 2012 (in thousands):

	Location of loss reclassified from AOCI to the statements of operations	Amount of loss reclassified from AOCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$414	(b)	$5
2012	(a)	$348	(b)	$75

(a)	Losses reclassified from accumulated other comprehensive loss were recognized in loss (gain) on derivative activities on the accompanying statement of operations.

(b)	All changes in fair value were recognized in loss (gain) on derivative activities and all cash payments on derivatives were recognized in interest expense. The Fund recognized an expense of $174,000 and $530,000 in interest expense for the nine month periods ended September 30, 2013 and 2012, respectively, related to cash payments on derivatives. Changes in fair value of $169,000 and $455,000 were recognized as a reduction to expense within loss (gain) on derivative activities for the nine month periods ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, $128,000 of the remaining balance in accumulated other comprehensive loss is expected to be charged to earnings over the next 12 months.

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

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2013
(Unaudited)

Liabilities measured at fair value on a recurring basis included the following (in thousands):

	Fair Value Measurements Using			Liabilities
	Level 1	Level 2	Level 3	At Fair Value
Interest rate swaps at September 30, 2013	$-	$(47)	$-	$(47)
Interest rate swaps at December 31, 2012	$-	$(217)	$-	$(217)

The Fund is also required to disclose the fair value of financial instruments not measured at fair value for which it is practicable to estimate that value.  For cash, restricted cash, receivables, and payables, the carrying amounts approximate fair value because of the short term maturity of these instruments.

The Fund is also required to disclose the methods used to estimate fair value on financial instruments not measured at fair value and the level within the fair value hierarchy that those fair value measurements are categorized. The carrying value and fair value of the Fund’s debt at September 30, 2013 and December 31, 2012 is as follows:

		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
September 30, 2013:
Debt	$522	$-	$522	$-	$522
Note payable to related party	$5,924	$-	$5,924	$-	$5,924

December 31, 2012:
Debt	$6,509	$-	$6,365	$-	$6,365
Note payable to related party	$6,754	$-	$6,754	$-	$6,754

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

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Administrative expenses	$24	$59	$81	$223

Management Fees. The General Partner has waived all future management fees. Through September 30, 2013, the General Partner has earned and waived management fees of $4.2 million, of which $193,000 related to the nine months ended September 30, 2013.

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

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2013
(Unaudited)

Distributions.  The General Partner owns a 1% general partner interest and a 2% limited partner interest in the Fund. The General Partner was paid cash distributions of $9,000 and $18,000 for its general partner interests and limited partner interests in the Fund, respectively, for the nine months ended September 30, 2013.

Note Payable to related party.  See Note 6 for a further discussion.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

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

To date, limited partners have received total distributions ranging from approximately 31% to 43% of their original amount invested, depending upon when the investment was made.  Management has worked to maximize the amount distributed to limited partners via regular cash distributions.  As we entered the liquidation phase of the partnership in October 2011, we are prohibited from acquiring additional leases and loans.  Accordingly, cash flows on our existing investment in leases and loans will be used to repay our obligations.  The Fund is in its liquidation process, which will continue until all of the leases are collected or sold and our debts are paid.  Distributions to our limited partners were made in 2012 and 2011 at a rate of 2.0% of their original capital invested.  As a result of the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it will cease making regular cash distributions in November 2013.

Index
General Economic Overview

For the quarter ended September 30, 2013, U. S. economic activity showed overall growth and improvement in many sectors of the economy.  The overall improvement was insufficient for the Federal Reserve to begin the highly anticipated tapering of asset purchases under the Quantitative Easing program. Failure to begin tapering resulted in some equity and debt market gyrations which quickly settled down and business sentiment seemed to adjust favorably to the prospect of continued monetary stimulus from the Federal Reserve in the absence of any fiscal policy direction from the Congress.  Toward the end of the quarter, the Congressional inaction with respect to the impending government shutdown, debate over the debt ceiling, and the implementation of the Affordable Care Act dominated the economic discussion.

Some specific key economic indicators and reports that were released in the second quarter of 2013 are summarized below.  These indicators have especially important relevance to the performance of small and medium-sized businesses, and loans and leases to small and medium-sized businesses comprise the majority of the LEAF Funds portfolios.

•	The National Association of Realtors Pending Home Sales Index, a forward-looking indicator based on contract signings released in September 2013, showed that pending home sales have declined recently but still remain above levels from a year ago. Rising interest rates, rising home prices, and tight inventory are contributing to the slowing home sales.
•	The S&P Case-Shiller Home Price Indices released in September 2013 for the 10- and 20-City Composites showed 12% increases year over year for the last 12 months.
•	One sign that the economy continues to improve for small businesses, the number of commercial bankruptcy filings (as reported by the American Bankruptcy Institute) for the first nine months of 2013 were down 23% as compared to the same period in 2012.
•	In September 2013, The Bureau of Labor Statistics reported that the unemployment rate continued to drop slightly and is now at 7.3%.
•	In September 2013, The Bureau of Labor Statistics reported a continuation of monthly new jobs creation, albeit at a pace that is not sufficient to produce a significant reduction in the unemployment rate.
•	The Monthly Confidence Index for the Equipment Finance Industry continued to increase, demonstrating equipment finance industry participants’ increasing optimism despite continued moderate demand for equipment. The September 2013 Index increased to 61.3 from 61.0 in August 2013.
•	The National Association of Credit Management Index for September 2013 showed continued improvement in business credit conditions. The Index takes into account activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The Index measured 56.4 (any number over 50 shows improving conditions), and is at the highest level since the start of the Great Recession.
•	The September 2013 Institute of Supply Management report on manufacturing showed expansion for the fourth straight month and the PMI index registered 56.2, which is the highest reading for 2013, and demonstrated that the manufacturing sector is continuing to grow in tandem with the overall economy, which has shown growth for 52 consecutive months.
•	The Thomson Reuters/PayNet Small Business Lending Index, which measures the volume of lending to small businesses, rose to its highest level since August 2007. At the same time, delinquencies of 31 to 180 days fell to an all time low as measured by the Thomson Reuters/PayNet Small Business Delinquency Index.
•	The National Federation of Independent Business (NFIB) reported in September 2013 that the NFIB Small Business Optimism Index remained flat as compared to the previous month. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Of the ten items measured, five were down, four were up, and one was unchanged as compared to the prior month.
•	The Equipment Leasing & Finance Foundation’s Q4 U.S. Economic Outlook indicates improving fundamentals weighed down by a number of headwinds (primarily related to monetary and fiscal policies), resulting in subpar growth. The Q4 forecast is that the U. S. economy will generate positive but slow growth.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly.  It is also an economy that is facing some significant challenges.  An extended government shutdown is projected to cause a meaningful reduction in GDP.  The extent and magnitude of consequences of a government default are unknown. The outcomes, or lack of outcomes with respect to the government shutdown, debt ceiling negotiations, Affordable Care Act implementation, and a potential government default, add a great deal of uncertainty for economic performance in Q4 and beyond.  This economic uncertainty may have an effect on the performance of leases and loans which have been largely extended to small to medium-sized businesses which are particularly sensitive to economic dislocations.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2013	December 31, 2012
Investment in leases and loans, net	$6,259	$14,097
Number of contracts	2,100	6,200
Number of individual end users (a)	2,000	5,400
Average original equipment cost	$38.5	$20.6
Average initial lease term (in months)	74	70
Average remaining lease term (in months)	26	23

States accounting for more than 10% of lease and loan portfolio:
California	20%	17%
Puerto Rico	11%	4%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	47%	33%
Medical Equipment	26%	23%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	39%	41%
Manufacturing	20%	16%
Agriculture	13%	10%
Retail Trade	8%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 11% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$6,589	$19,750	$(13,161)	(67)%
Less: allowance for credit losses	(330)	(610)	280	(46)%
Investment in leases and loans, net	$6,259	$19,140	$(12,881)	(67)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$9,699	$29,457	$(19,758)	(67)%
Non-performing assets	$267	$906	$(639)	(71)%
Charge-offs, net of recoveries	$885	$2,388	$(1,503)	(63)%
As a percentage of finance receivables:
Allowance for credit losses	5.01%	3.09%
Non-performing assets	4.05%	4.59%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	9.12%	8.11%

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

We focused on financing equipment used by small to mid-sized businesses. The recent economic recession made it more difficult for some of our customers to make payments on their financings with us on a timely basis, which adversely affected our operations in the form of higher delinquencies. These delinquencies have continued as the U.S. economy recovers, as evidenced by an increase in our charge-offs, net of recoveries, as a percentage of our weighted average finance receivables from 8.11% at September 30, 2012 to 9.12% at September 30, 2013.  Due to the percentage increase in charge-offs and the percentage decrease in our non-performing assets as a percentage of finance receivables of 4.59% at September 30, 2012 to 4.05% at September 30, 2013, our allowance for credit losses increased as a percentage of our portfolio from 3.09% at September 30, 2012 to 5.01% at September 30, 2013.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2012 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through September 30, 2013.

Index
Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$171	$543	$(372)	(69)%
Rental income	13	31	(18)	(58)%
Gains on sale of equipment and lease dispositions, net	329	53	276	521%
Other income	38	99	(61)	(62)%
	551	726	(175)	(24)%

Expenses:
Interest expense	154	589	(435)	(74)%
Interest expense to related party	153	197	(44)	(22)%
Depreciation on operating leases	8	17	(9)	(53)%
Provision for credit losses	254	1,112	(858)	(77)%
General and administrative expenses	65	104	(39)	(38)%
Administrative expenses reimbursed to affiliate	24	59	(35)	(59)%
Loss (gain) on derivative activities	34	59	(25)	(42)%
	692	2,137	(1,445)
Net loss	$(141)	$(1,411)	$1,270
Net loss allocated to limited partners	$(140)	$(1,397)	$1,257

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $7.2 million for the three months ended September 30, 2013 as compared to $23.2 million for the three months ended September 30, 2012, a decrease of $16.0 million or 69.0%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions increased $276,000 to a gain of $329,000 for the three month period ended September 30, 2013 compared to a net gain of $53,000 for the three month period ended September 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $99,000 for the three months ended September 30, 2012 to $38,000 for the three months ended September 30, 2013, a decrease of $61,000 or 62%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Total expenses decreased for the three month period ended September 30, 2013 as a result of the decrease in the size of our portfolio. Our provision for credit losses decreased to $254,000 for the three month period ended September 30, 2013 compared to $1.1 million for the three month period end September 30, 2012. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors. The decrease in total expenses was also due to the following:

•	A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended September 30, 2013 were $1.1 million as compared to $16.8 million for the three months ended September 30, 2012.

•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012 we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

Index
•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2013 was $0.24 compared to a net loss per limited partner unit of $2.36 for the three months ended September 30, 2012, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$742	$2,076	$(1,334)	(64)%
Rental income	50	115	(65)	(57)%
Gains on sale of equipment and lease dispositions, net	432	122	310	254%
Other income	181	418	(237)	(57)%
	1,405	2,731	(1,326)	(49)%

Expenses:
Interest expense	658	1,923	(1,265)	(66)%
Interest expense to related party	473	592	(119)	(20)%
Depreciation on operating leases	20	77	(57)	(74)%
Provision for credit losses	535	2,238	(1,703)	(76)%
General and administrative expenses	303	635	(332)	(52)%
Administrative expenses reimbursed to affiliate	81	223	(142)	(64)%
Loss (gain) on derivative activities	245	(106)	351	(331)%
	2,315	5,582	(3,267)
Net loss	$(910)	$(2,851)	$1,941
Net loss allocated to limited partners	$(901)	$(2,822)	$1,921

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $9.7 million for the nine months ended September 30, 2013 as compared to $29.5 million for the nine months ended September 30, 2012, a decrease of $19.8 million or 67%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions increased $310,000 to a gain of $432,000 for the nine month period ended September 30, 2013 compared to a net gain of $122,000 for the nine month period ended September 30, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $418,000 for the nine months ended September 30, 2012 to $181,000 for the nine months ended September 30, 2013, a decrease of $237,000 or 57%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Total expenses decreased for the nine month period ended September 30, 2013 as a result of the decrease in the size of our portfolio. Our provision for credit losses decreased to $535,000 for the nine month period ended September 30, 2013 compared to $2.2 million for the nine month period end September 30, 2012. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors. The decrease in total expenses was also due to the following:

•	A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for nine months ended September 30, 2013 were $2.9 million as compared to $26.1 million for the nine months ended September 30, 2012.

Index
•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012 we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2013 and 2012 was $1.52 and $4.76, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, normal operating expenses, and prior to November 2013, distributions to partners. As noted previously, we notified our limited partners that we will cease making regular cash distributions in November 2013.  Accordingly, we plan to fund future operating expenses from cash remaining after payments for debt service.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(775)	$(476)
Net cash provided by investing activities	7,714	18,118
Net cash used in financing activities	(7,069)	(17,279)
(Decrease) increase in cash	$(130)	$363

During the nine months ended September 30, 2013 cash decreased by $130,000 primarily due to debt and affiliated note repayments of $6.0 million and $830,000 respectively, cash distributions to our partners of $899,000, and cash used in operating activities of $775,000 that exceeded our proceeds from leases and loans of $7.9 million.

Partners’ distributions paid for the nine months ended September 30, 2013 and 2012 were $899,000 and $903,000, respectively.  Cumulative partner distributions paid from our inception to September 30, 2013 were $21.2 million. Partners’ distributions were made at a rate of 2.0% per annum in 2013 and 2012.  However, as a result of the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it will cease making regular cash distributions in November 2013.

The General Partner has waived all future management fees.  Through September 30, 2013, the General Partner has earned and waived management fees of $4.2 million, of which $193,000 related to the nine months ended September 30, 2013.

Borrowings

We have a term loan with Portigon Financial Services (Portigon or the Lender), previously known as WestLB AG, that had $522,000 outstanding as of September 30, 2013.  Interest on originations that were financed prior to March 2009 is calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed under this facility after March 2009 is at a rate of LIBOR plus 2.50% per year. As of September 30, 2013, $3.3 million of leases and loans and $114,000 of restricted cash were pledged as collateral under this facility. This facility is due in December, 2013.

On April 7, 2011 we were notified by Portigon that we were in default on our loan agreement due to various ongoing covenant breaches.  These breaches relate to the percentage of defaulted leases in its portfolio, the percentage of defaulted leases in the overall lease portfolio serviced by the General Partner, and a required minimum credit support amount, among others.  On June 29, 2012, we amended our agreement with the Lender whereby the Lender waived its right to pursue any of its rights or remedies on the existing covenant breaches.  Additionally, the agreement was amended to remove certain covenants from the loan agreement. Accordingly, as of September 30, 2013 we were in compliance with the term facility. The parties also agreed that the maturity date of the loan will be December 21, 2013 unless an event of default occurs.  In exchange for the foregoing, we and RAI have agreed to a limited guaranty of a portion of the remaining amount due to the Lender.  The Lender has further agreed to accept a discount on the payoff of the loan at the maturity date, up to a maximum of $348,000, in the event the natural runoff of the portfolio had not paid off the loan balance prior to such date. We expect that the lease portfolio collateralizing this loan will be sufficient to repay the debt, but due to uncertain economic conditions this cannot be assured.

Index
In addition to the borrowings discussed above, we owe $5.9 million to Resource Capital Corporation, Inc. (“RSO”) as of September 30, 2013, which is a related entity of the Fund through common management with RAI, on a note payable which bears interest at 10% per annum.  On February 15, 2012, we incurred a 1% fee, or $77,000, to extend the maturity of the note payable for one year to February 15, 2013. On January 11, 2013, we again extended the maturity date from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013 to RSO.

On August 20, 2012 we fully repaid the 2007-1 Term Securitization, subsequent to which we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.  Interest payments on the note payable were $473,000 for the nine month period ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for the three and nine month periods ended September 30, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2013 and 2012; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the nine months ended September 30, 2013; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

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

Index
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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, its General Partner

November 14, 2013	By:	/s/ CRIT S. DEMENT
CRIT S. DEMENT
Chief Executive Officer

November 14, 2013	By:	/s/ ROBERT K. MOSKOVITZ
ROBERT K. MOSKOVITZ
Chief Financial Officer