Form 10-K
period 2013-12-31
Lease Equity Appreciation Fund II, L.P.
filed 2014-03-31
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Index
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

Number of Partners as of December 31, 2013
Title of Class
Limited Partners	1,419
General Partner	1

Total distributions paid to limited partners for the years ended December 31, 2013 and 2012 were $1.1 million and $1.2 million, respectively.  These distributions were paid on a monthly basis to our limited partners at rate of approximately 2% of their original capital contribution to us in 2013 and 2012. However, as a result of the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it would cease making regular cash distributions in November 2013.

ITEM 6 – SELECTED FINANCIAL DATA

Not applicable.

Index
ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us.  This discussion and analysis should be read in conjunction with Item 1 and the consolidated financial statements in Item 8 of this Annual Report on Form 10-K for the year ended December 31, 2013.

As used herein, the terms “we,” “us,” or “our” refer to Lease Equity Appreciation Fund II, L.P. and subsidiary.

Fund Summary

Prior to entering the liquidation period in October 2011, we acquired a diversified portfolio of new, used or reconditioned equipment that we lease to third parties. We also acquired portfolios of equipment subject to existing leases from other equipment lessors. Our financings were typically acquired from our General Partner.

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

Our General Partner has deferred our payment of fees and reimbursement of expenses totaling approximately $16.3 million from inception through December 31, 2013, in order to preserve cash for us.  Additionally, our General Partner waived approximately $220,000 in management fees for the 12 month period ended December 31, 2013 and has waived approximately $4.2 million on a cumulative basis. The General Partner has also waived all future management fees.

To date, limited partners have received total distributions ranging from approximately 32% to 44% of their original amount invested, depending upon when the investment was made.  In October 2011, we entered the liquidation phase of the partnership, subsequent to which we are prohibited from acquiring additional leases and loans.  Accordingly, cash flows on our existing investment in leases and loans will be used to repay our obligations.  The Fund is in its liquidation process which will continue until all of the leases are collected or sold and our debts are paid. Distributions to our limited partners were made in 2013 and 2012 at a rate of 2.0% of their original capital invested. As a result of the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it will cease making regular cash distributions in November 2013.

General Economic Overview

For the quarter ended December 31, 2013, U. S. economic activity showed overall growth and improvement in many sectors of the economy.  These improvements provided the background and support for the Federal Reserve to announce that it would begin the highly anticipated tapering of asset purchases under the Quantitative Easing program, recognition of economic improvement and stability. Still looming over the economy is the debate over the debt ceiling and the implementation of the Affordable Care Act and the impact of each on economic activity which is likely to be felt in the beginning of 2014.

Some specific key economic indicators and reports that were released in the fourth quarter of 2013 that have specific relevance to small to medium size business performance are summarized below.  The indicators show overall positive trends in the economy. These indicators have especially important relevance to the LEAF Funds as loans and leases to small and medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The December 2013 Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses rose 5% as compared to the year earlier period and increased 6% as compared to the prior month. At the same time the Thomson Reuters/PayNet Small Business Delinquency Index for December 2013 showed a 13% drop in the delinquency rate as compared to the year earlier period.
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased in December 2013. While the Index remains below pre-recession levels the December 2013 increase continues a yearlong positive trend. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. Notably there was evidence of significant increases in capital spending.

Index
•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation was 55.8 (over 50 is considered positive) which was a slight decline from the previous month, however, new business volume reported in December 2013 showed month over month and year over year increases.
•	The National Association of Realtors reported that in the Fourth Quarter of 2013 all measures of home sales and housing starts showed increases from the prior year period. These increases included Existing Home Sales, New Single Family Sales, Housing Starts, Single Family and Multifamily Units. Housing is an important economic activity indicator for small businesses as many small businesses including construction related companies and retail businesses rely on housing activity as a significant part of their revenues.
•	The S&P Case-Shiller Home Price Indices (another widely followed indicator of housing sector activity) released in December 2013 for the 10-and-20-City Composites showed 13.6% increases year over year for the last 12 months.
•	The National Association of Credit Management Index (“CMI”) for December 2013 measured 55.64 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies, and bankruptcies. The CMI remained over 50 throughout 2013 and ended the year higher (55.6) than it started (54.9).
•	The December 2013 Institute of Supply Management reported its PMI Index on the manufacturing sector. The PMI Index showed expansion for the seventh straight month and the PMI index registered 57 (any number over 50 indicates growth) which is the second highest reading for 2013 and reflected growth in new orders, production and employment in the manufacturing sector which is home to many small to medium size businesses.
•	In December 2013 the unemployment rate dropped to 7.0% from 7.3% in September 2013. As most new employment creation comes from small to medium size businesses this is again another indication of improving conditions in that segment of the economy.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds’ portfolios.

Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	December 31,
	2013	2012
Investment in leases and loans, net	$5,093	$14,097

Number of contracts	1,700	6,200
Number of individual end users (a)	1,600	5,400
Average original equipment cost	$44.8	$20.6
Average initial lease term (in months)	74	70
Average remaining lease term (in months)	27	23

States accounting for more than 10% of lease and loan portfolio:
California	22%	17%
Puerto Rico	13%	5%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	51%	33%
Medical Equipment	23%	23%
Garment Care	10%	6%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	36%	41%
Manufacturing	22%	16%
Agriculture/Forestry/Fishing	14%	10%
Retail Trade	8%	11%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 13% of our portfolio based on original cost of the equipment (see Note 2 in the Notes to the Consolidated Financial Statements for more information).

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the Years Ended December 31,
			Change
	2013	2012	$	%
Investment in leases and loans before allowance for credit losses	$5,463	$14,777	$(9,314)	(63)%
Less: allowance for credit losses	(370)	(680)	310	(46)%
Investment in leases and loans, net	$5,093	$14,097	$(9,004)	(64)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$8,797	$26,421	$(17,624)	(67)%
Non-performing assets	$420	$1,081	$(661)	(61)%
Charge-offs, net of recoveries	$1,046	$3,128	$(2,082)	(67)%
As a percentage of finance receivables:
Allowance for credit losses	6.77%	4.60%
Non-performing assets	7.69%	7.32%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	11.89%	11.84%

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

We focused on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased, resulting in a reduction in the allowance for credit losses and non-performing assets.  However, the lingering effects of the economic recession has made it difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies, as evidenced by increases in the allowance for credit losses and non-performing assets as a percentage of finance receivables.

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

Allowance for Credit Losses. We evaluate the adequacy of the allowance for credit losses (including investments in leases and loans) based upon, among other factors, management’s historical experience on the portfolios it manages, an analysis of contractual delinquencies, economic conditions and trends, and equipment finance portfolio characteristics, adjusted for expected recoveries. In evaluating historic performance, we perform a migration analysis, which estimates the likelihood that an account progresses through delinquency stages to ultimate charge-off. After an account becomes 180 or more days past due, any remaining balance is fully-reserved less an estimated recovery amount.  Generally, past due accounts are referred to our internal recovery group consisting of a team of credit specialists and collectors. The group utilizes several resources in an attempt to maximize recoveries on past due accounts including: 1) initiating litigation against the end user customer and any personal guarantor, 2) referring the account to an outside law firm or collection agency and/or 3) repossessing and remarketing the equipment through third parties. Our policy is to charge off to the allowance those financings which are in default and for which it is probable management will be unable to collect all amounts contractually owed.  We discontinue the recognition of revenue for leases and loans for which payments are more than 90 days past due. As of December 31, 2013 and 2012, we had $420,000 and $1.1 million, respectively, of leases and loans on non-accrual status. Payments received while leases and loans are on non-accrual status are recorded as a reduction of principal. Generally, income recognition resumes when a lease or loan becomes less than 90 days delinquent. Fees from delinquent payments are recognized when received and are included in other income.

Index
Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

The following summarizes our results of operations for the years ended December 31, 2013 and 2012 (dollars in thousands):

			Increase (Decrease)
	2013	2012	$	%
Revenues:
Interest on equipment financings	$937	$2,473	$(1,536)	(62)%
Rental income	58	137	(79)	(58)%
Gains on sales of equipment and lease dispositions, net	427	140	287	205%
Other income	201	514	(313)	(61)%
	1,623	3,264	(1,641)	(50)%

Expenses:
Interest expense	795	2,349	(1,554)	(66)%
Interest expense to related party	624	775	(151)	(19)%
Depreciation on operating leases	21	95	(74)	(78)%
Provision for credit losses	736	3,048	(2,312)	(76)%
General and administrative expenses	497	815	(318)	(39)%
Administrative expenses reimbursed to affiliate	103	267	(164)	(61)%
Loss on derivative activities	326	157	169	108%
	3,102	7,506	(4,404)	(59)%
Net loss	$(1,479)	$(4,242)	$2,763
Net loss allocated to limited partners	$(1,464)	$(4,200)	$2,736

As discussed in more specific detail below, the overall reductions in both revenues and expenses were caused by the significant decrease in the size of the leases and loans portfolio as well as the significant reduction in debt during the year ended December 31, 2013 as compared to the year ended December 31, 2012.

The decrease in total revenues was primarily attributable to the following:

•	a decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $8.8 million for the year ended December 31, 2013 as compared to $26.5 million for the year ended December 31, 2012, a decrease of $17.7 million or 67%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines due to the ongoing maturities of our leases and loans.

•	Gains on sales of equipment and lease dispositions, net increased $287,000 to a net gain of $427,000 for the year ended December 31, 2013 as compared to a net gain of $140,000 for the year ended December 31, 2012. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $514,000 for the year ended December 31, 2012 to $201,000 for the year ended December 31, 2013, a decrease of $313,000 or 61%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Index
The decrease in total expenses was primarily attributable to the following:

•	a decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for the year ended December 31, 2013 were $2.2 million as compared to $21.6 million as of December 31, 2012. Borrowings for the years ended December 31, 2013 and 2012 were at an effective interest rate of 36% and 11%, respectively. We expect our interest expense to continue to decline as our portfolio of leases and loans matures.

•	a decrease in interest expense to related party. Interest payments on the note payable were $624,000 and $775,000 for the years ended December 31, 2013 and 2012, respectively.

•	a decrease in depreciation on operating leases directly related to a decrease in our investment in operating leases.

•	a decrease in provision for credit losses. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions. This decrease is consistent with the decline in the portfolio of equipment financed assets.

•	a decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

•	an increase in loss on derivative activities primarily due to the termination of all hedges in relation to the payoff of the Portigon Financial Services (“Portigon’’), previously known as WestLB AG, term loan.

The net loss per limited partner unit, after the net loss allocated to our General Partner, for the years ended December 31, 2013 and 2012 was $2.47 and $7.08, respectively, based on a weighted average number of limited partner units outstanding of 592,809 each period.

The General Partner has waived all future management fees and, accordingly, we did not incur any asset management fees in 2013 or 2012.  Approximately $220,000 on of management fees were waived for the year ended December 31, 2013 and approximately $4.2 million in management fees have been waived through December 31, 2013 on a cumulative basis.

Liquidity and Capital Resources

General

Our major source of liquidity is obtained from the collection of lease and loan payments and the amounts remaining after payments of debt principal and interest on debt.  Our other cash requirements, in addition to debt service, are for normal operating expenses, and prior to November 2013, distributions to partners.  As noted previously, we notified our limited partners that we will cease making regular cash distributions in November 2013.  Accordingly, we plan to fund our other cash requirements for operating expenses from cash remaining after payments for debt service.  As noted previously, we entered the liquidation phase in October 2011.  Accordingly, we are generally not permitted to purchase any new leases or loans, unless contractually required to as part of an ultimate net loss reserve associated with portfolios of leases and loans previously sold to third parties.

We believe that our future net cash inflows can be estimated as the total scheduled future payments to be received from leases and loans less our debt service payments.  At December 31, 2013, the total future minimum lease payments scheduled to be received was $6.1 million, which excludes the $370,000 allowance for credit losses, and we had no borrowings outstanding on our debt facility. We believe at this time that future net cash inflows will be sufficient to either finance operations or meet other debt service requirements as they arise. The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Years Ended December 31,
	2013	2012
Net cash used in operating activities	$(948)	$(519)
Net cash provided by investing activities	8,674	22,351
Net cash used in financing activities	(7,935)	(21,604)
(Decrease) increase in cash	$(209)	$228

During the year ended December 31, 2013 cash decreased by $209,000 which was primarily due to net cash provided by our investment in leases and loans of $8.7 million, which were used to repay our debt obligations and support cash distributions to our partners.  Our debt repayments of $6.5 million were made with proceeds from our leases and loans and restricted cash related to our Portigon term loan, which we repaid in full in November 2013.

Index
Partners’ distributions paid for the years ended December 31, 2013 and 2012 were $1.1 million and $1.2 million, respectively.  Partner distributions were made at a rate of 2.0% of original capital invested with us in 2013 and 2012.  Cumulative partner distributions paid from our inception to December 31, 2013 were approximately $21.4 million.  However, due to the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it would cease making regular cash distributions in November 2013.

Our General Partner has waived all future management fees beginning in 2010.  Approximately $220,000 of management fees were waived for the year ended December 31, 2013 and approximately $4.2 million have been waived on a cumulative basis.

Our performance is impacted by a number of factors which include:  our ability to obtain and maintain debt financing on acceptable terms to build and maintain our equipment finance portfolio; lease and loan defaults by our customers; and prevailing economic conditions.  If the current economic recovery falters or reverses, we could continue to experience higher than expected lease and loan defaults and our liquidity could be adversely affected.

Borrowings

            Before November 2013, when the remaining balance was paid off in full, we had a term loan with Portigon Financial Services (Portigon or the Lender), previously known as WestLB AG.  Interest on originations that were financed prior to March 2009 was calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year.  Interest on originations financed under this facility after March 2009 was at a rate of LIBOR plus 2.50% per year. As of December 31, 2013, because there was $0 outstanding related to this facility, no leases, loans, or restricted cash were pledged as collateral under this facility.

In addition to the borrowings discussed above, we owe $5.7 million to Resource Capital Corporation, Inc. (“RSO”) as of December 31, 2013, which is a related entity of ours through common management with RAI.  In June 2011, we paid a 1% fee to extend the note maturity date from March 2011 to February 2012 and to reduce the interest rate from 12% to 10% per annum.  In February 2012 and January 2013, we incurred additional 1% fees of the outstanding principal amount each period that was paid to RSO to further extend the maturity date of the related party note payable in one-year increments from February 2012 to February 2014.  In December 2013, without any additional fees, we extended the maturity date of the related party note payable from February 2014 to February 2015.  Interest payments on the note payable were $624,000 and $775,000 for the years ended December 31, 2013 and 2012, respectively.

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
ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Lease Equity Appreciation Fund II, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Lease Equity Appreciation Fund II, L.P. (a Delaware Limited Partnership) and subsidiaries (the “Fund”), as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, changes in partners’ deficit, and cash flows for each of the two years in the period ended December 31, 2013.  These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Fund’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lease Equity Appreciation Fund II, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
March 31, 2014

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2013	2012
ASSETS
Cash	$40	$249
Restricted cash	–	762
Investment in leases and loans, net	5,093	14,097
Deferred financing costs, net	8	521
Other assets	22	24
Total assets	$5,163	$15,653

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Debt	$–	$6,509
Note payable to related party	5,733	6,754
Accounts payable and accrued expenses	276	428
Due to affiliates	16,279	16,687
Derivative liabilities, at fair value	–	217
Other liabilities	133	279
Total liabilities	22,421	30,874

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(685)	(659)
Limited partners	(16,573)	(14,020)
Accumulated other comprehensive loss	–	(542)
Total partners’ deficit	(17,258)	(15,221)
Total liabilities and partners' deficit	$5,163	$15,653

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit data)

	Years Ended December 31,
	2013	2012
Revenues:
Interest on equipment financings	$937	$2,473
Rental income	58	137
Gains on sales of equipment and lease dispositions, net	427	140
Other income	201	514
	1,623	3,264

Expenses:
Interest expense	795	2,349
Interest expense to related party	624	775
Depreciation on operating leases	21	95
Provision for credit losses	736	3,048
General and administrative expenses	497	815
Administrative expenses reimbursed to affiliate	103	267
Loss on derivative activities	326	157
	3,102	7,506
Net loss	$(1,479)	$(4,242)
Net loss allocated to limited partners	$(1,464)	$(4,200)

Weighted average number of limited partner units outstanding during the period	592,809	592,809
Net loss per weighted average limited partner unit	$(2.47)	$(7.08)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended December 31,
	2013	2012
Net loss	$(1,479)	$(4,242)
Amortization of loss on financial derivatives reclassified from accumulated other comprehensive loss	542	714
Comprehensive loss	$(937)	$(3,528)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Changes in Partners’ Deficit
(In thousands, except unit data)

				Accumulated
	General			Other	Total
	Partner	Limited Partners		Comprehensive	Partners’
	Amount	Units	Amount	Loss	Deficit

Balance at January 1, 2012	$(605)	592,809	$(8,631)	$(1,256)	$(10,492)
Cash distributions	(12)	-	(1,189)	-	(1,201)
Net loss	(42)	-	(4,200)	-	(4,242)
Amortization of loss on financial derivatives	-	-	-	714	714
Balance at December 31, 2012	(659)	592,809	(14,020)	(542)	(15,221)
Cash distributions	(11)	-	(1,089)	-	(1,100)
Net loss	(15)	-	(1,464)	-	(1,479)
Amortization of loss on financial derivatives	-	-	-	542	542
Balance at December 31, 2013	$(685)	592,809	$(16,573)	$–	$(17,258)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,479)	$(4,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on operating leases	21	95
Amortization of deferred financing costs	579	1,016
Provision for credit losses	736	3,048
Gains on sales of equipment and lease dispositions, net	(427)	(140)
Loss on derivative activities	326	157
Changes in operating assets and liabilities:
Other assets	2	108
Accounts payable and accrued expenses, and other liabilities	(298)	(99)
Due to affiliates	(408)	(462)
Net cash used in operating activities	(948)	(519)

Cash flows from investing activities:
Proceeds from leases and loans	8,826	22,902
Security deposits returned	(152)	(551)
Net cash provided by investing activities	8,674	22,351

Cash flows from financing activities:
Repayment of debt	(6,509)	(31,397)
Repayments of note payable to related party	(1,021)	(1,143)
Decrease in restricted cash	762	12,294
Increase in deferred financing costs	(67)	(157)
Cash distributions to partners	(1,100)	(1,201)
Net cash used in financing activities	(7,935)	(21,604)

(Decrease) increase in cash	(209)	228
Cash, beginning of period	249	21
Cash, end of period	$40	$249

Supplemental cash flow disclosure:
Cash paid for interest	$905	$2,155

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
December 31, 2013 and 2012

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

As of December 31, 2013, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

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

Restricted Cash

The Fund had restricted cash of $0 and $762,000 at December 31, 2013 and 2012, respectively.  As the Fund’s outstanding debt with WestLB was paid off  in full in November 2013, there was no requirement for restricted cash at December 31, 2013.

Concentration of Credit Risk

As of December 31, 2013, 22% and 13% of the Fund’s portfolio was located in California and Puerto Rico, respectively.  No other state accounted for more than 10% of the Fund’s portfolio balance as of December 31, 2013.  Also, as of December 31, 2013, 36%, 22%, and 14% of the Fund’s leases and loans were in the services, manufacturing, and agriculture/forestry/fishing types of business, respectively.  No other type of business accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.  In addition, 13% of the Fund’s leases and loans were with the Puerto Rico Equipment and Hardware Company.  No other individual end user accounted for more than 10% of the Fund’s leases and loans as of December 31, 2013.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

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
December 31, 2013 and 2012

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

Derivative Instruments

The Fund enters into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements on its variable rate debt.  U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities on the balance sheet.  The accounting for subsequent changes in the fair value of these derivatives is dependent on whether the derivative qualifies and has been designated for hedge accounting treatment pursuant to U.S. GAAP.

Changes in the fair value of derivative instruments are recognized immediately on the accompanying consolidated statement of operations.  The Fund will continue to use derivative financial instruments to reduce exposure to changing interest rates, and accordingly, this may create volatility in the Fund’s results of operations due to subsequent changes in the fair value of Fund’s derivatives.  All mark to market changes on derivatives are included in loss in derivative activities on the accompanying statement of operations.

Effective October 2010, the Fund discontinued the use of hedge accounting, which recognized changes in the fair value of derivative instruments in accumulated other comprehensive loss to the extent that they were effective at offsetting changes in the value of forecasted transactions that were designated as cash flow hedges.  For any forecasted transactions that are probable of occurring, of which there were none as of December 31, 2013, the derivative loss remaining in accumulated other comprehensive loss is reclassified into earnings over the terms of the related forecasted borrowings.  In the event that the forecasted borrowing is no longer probable of occurring, the related gain or loss in accumulated other comprehensive loss will be recognized in earnings immediately, which occurred in November 2013 when the Portigon term loan was paid off and related swap was terminated.

Income Taxes

Federal and state income tax laws provide that the income or losses of the Fund are reportable by the Partners on their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Comprehensive Loss

Comprehensive loss includes net loss and all other changes in the equity of a business during a period from transactions and other events and circumstances from non-owner sources.  These changes, other than net loss, are referred to as “other comprehensive loss” and for the Fund only includes changes in accumulated other comprehensive loss resulting from the amortization of hedging activities that were previously designated as cash flow hedges and accounted for using hedge accounting, as noted above.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

Allocation of Partnership Income, Loss, and Cash Distributions and Net Loss Per Limited Partner Unit

The Fund allocates net income, net loss, and cash distributions as follows:  99% to the limited partners and 1% to the general partner.

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

Other Income

Other income includes miscellaneous fees charged by the Fund, such as late fee income, among others.  The Fund recognizes late fee income as fees are collected.  Late fee income was $175,000 for the year ended December 31, 2013 and $439,000 for the year ended December, 2012.

Recent Accounting Standards

Accounting Standards Recently Adopted

In April 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-07, Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting (ASU 2013-07 or the Update). The Update provides clarification and guidance regarding:

•	When an entity should apply the liquidation basis of accounting,
•	The recognition and measurement of assets and liabilities, and
•	Financial statement presentation and disclosure requirements.

Entities with a limited life (i.e., certain partnerships) are expected to liquidate at a specified time and in an orderly manner as disclosed in their governing documents. If a limited life fund ceases its operations and liquidates its assets and liabilities in accordance with its original plan for liquidation, the entity is not required to adopt the liquidation basis of accounting in accordance with the Update.  While the Update is effective for entities with annual reporting periods beginning after December 15, 2013 (and interim periods therein), the Fund has early adopted the Update in 2013 with no impact to the financial statements.

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	December 31,
	2013	2012
Direct financing leases (a)	$2,526	$8,286
Loans (b)	2,904	6,433
Operating leases	33	58
	5,463	14,777
Allowance for credit losses	(370)	(680)
	$5,093	$14,097

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 132 months.
(b)	The interest rates on loans generally range from 5% to 17%.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The components of direct financing leases and loans are as follows (in thousands):

	December 31,
	2013		2012
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$2,660	$3,412	$8,349	$7,293
Unearned income	(242)	(499)	(666)	(793)
Residuals, net of unearned residual income (a)	132	-	712	-
Security deposits	(24)	(9)	(109)	(67)
	$2,526	$2,904	$8,286	$6,433

(a)	Unguaranteed residuals for direct financing leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	December 31,
	2013	2012
Equipment	$195	$352
Accumulated depreciation	(162)	(294)
	$33	$58

At December 31, 2013 the future minimum lease and loan payments and related rental payments scheduled to be received on non-cancelable direct financing leases, loans, and operating leases for each of the five succeeding annual periods ending December 31 and thereafter are as follows (in thousands):

	Direct Financing Leases	Loans	Operating Leases (a)	Totals
2014	$1,416	$2,267	$15	$3,698
2015	587	489	–	1,076
2016	589	441	–	1,030
2017	40	108	–	148
2018	17	63	–	80
Thereafter	11	44	–	55
	$2,660	$3,412	$15	$6,087

(a)	Operating lease amounts as shown are net of the residual value, if any, at the end of the lease term.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of an allowance for credit losses of $370,000 and $680,000 as of December 31, 2013 and 2012, respectively) (in thousands):

	Years Ended December 31,
	2013		2012
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$4,753	87.0%	$12,951	87.7%
Delinquent:
31 to 91 days past due	290	5.3%	745	5.0%
Greater than 91 days (a)	420	7.7%	1,081	7.3%
	$5,463	100.0%	$14,777	100.0%

(a)	Balances in this age category are collectively evaluated for impairment.

The Fund had $420,000 and $1.1 million of leases and loans on nonaccrual status as of December 31, 2013 and 2012, respectively.  The credit quality of the Fund’s investment in leases and loans as of December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Performing	$5,043	$13,696
Nonperforming	420	1,081
	$5,463	$14,777

The following table summarizes the annual activity in the allowance for credit losses (in thousands):

	Years Ended December 31
	2013	2012
Allowance for credit losses, beginning of period	$680	$760
Provision for credit losses	736	3,048
Charge-offs	(1,689)	(3,777)
Recoveries	643	649
Allowance for credit losses, end of period (a)	$370	$680

(a)	End of period balances are collectively evaluated for impairment.

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2013 and 2012, deferred financing costs include $8,000 and $521,000 respectively, of unamortized deferred financing costs which are being amortized over the life of the related debt.  As the Portigon term loan matured in December 2013, and as the related party note was set to mature in February 2014, before it was extended in December 2013 through February 2015, all deferred financing costs were fully amortized as of February 28, 2014.  Accumulated amortization as of December 31, 2013 and 2012 was $3.7 million and $3.1 million, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

The Fund’s debt consists of the following (in thousands):

			December 31, 2013
	Type	Maturity Date	Amount Outstanding	Interest rate per annum per agreement	Interest rate per annum adjusted for Swaps (2)	December 31, 2012 Outstanding Balance
Portigon (1)	Term	December 2013	$–	(1)	5.6%	$6,509

(1)	This term loan was collateralized by specific lease receivables and related equipment. Interest on originations financed prior to March 2009 was calculated at London Interbank Offered Rate (“LIBOR”) plus 1.20% per year. Interest on originations financed after March 2009 was at a rate of LIBOR plus 2.50% per year.

(2)	To mitigate fluctuations in interest rates, the Fund entered into interest rate swap agreements. The interest rate swap agreements terminate on various dates and fix the interest rate. These swaps were terminated in November 2013 in correlation with the pay down of the Portigon debt.

Weighted average borrowings for the year ended December 31, 2013 were $2.2 million as compared to $21.6 million for the year ended December 31, 2012, at effective interest rates of 36% and 11%, respectively.

Note payable to related party:  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $5.7 million and $6.8 million as of December 31, 2013 and December 31, 2012, respectively.  In June 2011, we paid a 1% fee to extend the note maturity date from March 2011 to February 2012 and to reduce the interest rate from 12% to 10% per annum.  In February 2012 and January 2013, we incurred additional 1% fees of the outstanding principal amount each period that was paid to RSO to further extend the maturity date of the related party note payable in one-year increments from February 2012 to February 2014.  In December 2013, without any additional fees, we extended the maturity date of the related party note payable from February 2014 to February 2015.  Interest payments on the note payable were $624,000 and $775,000 for the years ended December 31, 2013 and 2012, respectively.

Repayments: Estimated annual principal payments on the Fund’s aggregate borrowings for future years ended December 31 are as follows (in thousands):

December 31, 2014	$3,448
December 31, 2015	2,285
$5,733

NOTE 7 – DERIVATIVE INSTRUMENTS

Since the Fund’s assets are structured on a fixed-rate basis, and funds borrowed through bank debt were obtained on a floating-rate basis, the Fund was exposed to interest rate risk if rates rose because it would have increased the Fund’s borrowing costs. To manage interest rate risk, the Fund employed a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund does not use derivative financial instruments for trading or speculative purposes. The Fund manages the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings. The Fund has agreements with certain of its derivative counterparties that contain a provision where if the Fund defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Fund could also be declared in default on its derivative obligations.  As of December 31, 2013, the Fund had not posted any collateral related to these agreements because the swaps were terminated in November 2013 in correlation with the pay down of the Portigon debt.

In July 2012, the Fund prospectively revised its estimate on amortization of accumulated other comprehensive losses which accelerated amortization and more closely aligned the recognition of accumulated other comprehensive loss with projected repayments of the Fund’s borrowings.  This increased the Fund’s net loss and loss on derivatives by $408,000 and the net loss per limited partner unit by $0.67 per unit for the year ended December 31, 2012.  The derivative loss remaining in accumulated other comprehensive loss at the end of 2012 was reclassified into earnings over the remaining term of the Portigon term loan.  As the loan was paid off in November 2013, the balance in accumulated other comprehensive loss was zero as of December 31, 2013.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The following tables present the fair value of the Fund’s derivative financial instruments, as well as their classification on the consolidated balance sheet as of December 31, 2012, and on the consolidated statement of operations for the year ended December 31, 2012 (dollars in thousands):

2012
Fixed swaps (notional amount)	$8,635
Range of receive rate	0.21% - 0.26%
Range of pay rate	3.03% - 5.55%

The following table indicates the fair value of the derivative contracts as of December 31, 2012 (in thousands):

	Balance Sheet Location	Derivative Liabilities
2012	Derivative liabilities, at fair value	$217

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2013 and 2012 (in thousands):

	Location of loss reclassified from AOCI to the statements of operations	Amount of loss reclassified from AOCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$542	(b)	$6
2012	(a)	$714	(b)	$80

(a)	Losses reclassified from accumulated other comprehensive loss were recognized in loss on derivative activities on the accompanying statement of operations.

(b)	Changes in fair value are recognized in loss on derivative activities and all cash payments on derivatives are recognized in interest expense. The Fund recognized expense of $223,000 and $636,000 in interest expense in 2013 and 2012, respectively, related to cash payments on derivatives. Changes in fair value of $217,000 and $556,000 were recognized as a reduction to expense within loss on derivative activities in 2013 and 2012, respectively.

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

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

The Fund employed a hedging strategy to manage exposure to the effects of changes in market interest rates. All derivatives were recorded on the consolidated balance sheets at their fair value as either assets or liabilities. Because the Fund’s derivatives were not listed on an exchange, these instruments were valued by a third-party pricing agent using an income approach and utilizing models that use as their primary basis readily observable market parameters. This valuation process considered factors including interest rate yield curves, time value, credit factors and volatility factors. Although the Fund had determined that the majority of the inputs used to value its derivatives fell within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilized Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, the Fund had assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and had determined that the credit valuation adjustments were not significant to the overall valuation of its derivatives. As a result, the Fund had determined that its derivative valuations in their entirety were classified in Level 2 of the fair value hierarchy.

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

The methods used to estimate the fair value on financial instruments that are not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at December 31, 2013 is as follows:
		Fair Value Measurements Using			Liabilities
	Carrying Value	Level 1	Level 2	Level 3	At Fair Value
December 31, 2013:
Note payable to related party	$5,733	$-	$5,733	$-	$5,733

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

	Years Ended December 31,
	2013	2012
Administrative expenses	$103	$267

Acquisition Fees: The General Partner is paid a fee for assisting the Fund in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price the Fund pays for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: The General Partner has waived all future management fees.  Approximately $220,000 and $581,000 of management fees were waived for the years ended December 31, 2013 and 2012, respectively, and approximately $4.2 million have been waived on a cumulative basis as of December 31, 2013.

Administrative Expenses: The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements – (Continued)
December 31, 2013 and 2012

Due to Affiliates:  Due to affiliates includes amounts due to the General Partner and its affiliates related to acquiring and managing portfolios of equipment from its General Partner, management fees and reimbursed expenses.

Distributions:  The General Partner owns a 1% general partner interest and a 2% limited partner interest in the Fund. The General Partner was paid cash distributions of $11,000 and $22,000, respectively, for its general partner and limited partner interests in the Fund for the year ending December 31, 2013 and $12,000 and $24,000, respectively, for its general partner and limited partner interests in the Fund for the year ending December 31, 2012.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its December 31, 2013 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

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

Our General Partner’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the 1992 Internal Control – Integrated Framework. Based upon this assessment, our General Partner’s management concluded that, as of December 31, 2013, our internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three month period ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth information with respect to the directors and executive officers of our General Partner.

Name	Age	Position
Crit S. DeMent	61	Chief Executive Officer
Robert K. Moskovitz	57	Chief Financial Officer
Jonathan Z. Cohen	43	Director
Jeffrey F. Brotman	50	Director
Thomas C. Elliot	40	Director
Jeffrey D. Blomstrom	44	Director

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

Robert K. Moskovitz has been Chief Financial Officer of LEAF Financial since February 2004, Treasurer of LEAF Financial from September 2004 until April 2009, and Assistant Secretary of LEAF Financial since June 2007. Mr. Moskovitz also serves as Chief Financial Officer, and Assistant Secretary of LEAF Asset Management since it was formed in August 2006 and Chief Financial Officer and a Director of LEAF Funding since May 2004. Beginning January 1, 2011, Mr. Moskovitz serves as the Chief Financial Officer of LEAF Commercial Capital, Inc.  He has over twenty years of experience as the Chief Financial Officer of both publicly and privately owned companies. From 2002 to 2004, Mr. Moskovitz was an independent consultant on performance management initiatives, primarily to the financial services industry. From 2001 to 2002 he was Executive Vice President and Chief Financial Officer of ImpactRx, Inc., which provides advanced sales and marketing intelligence to pharmaceutical companies. From 1983 to 2001 Mr. Moskovitz held senior executive level financial positions with several high growth public and privately held companies. He began his professional career with Deloitte & Touche (formerly Touche Ross & Co). Mr. Moskovitz holds a B.S. degree in Business Administration from Drexel University.

Jonathan Z. Cohen has been a Director of LEAF Financial since January 2002 and a Director of LEAF Asset Management since it was formed in August 2006. Mr. Cohen also serves, or has served, in the following positions with Resource America: a Director since 2002, President since 2003, Chief Executive Officer since 2004, Chief Operating Officer from 2002 to 2004, Executive Vice President from 2001 to 2003, and Senior Vice President from 1999 to 2001. In addition, Mr. Cohen serves as Chief Executive Officer, President and a Director of Resource Capital Corp. (a publicly-traded real estate investment trust) since its formation in 2005. Mr. Cohen also serves as Vice Chairman of the Managing Board of Atlas Pipeline Partners GP, LLC (the general partner of Atlas Pipeline Partners, L.P., a publicly-traded oil and gas pipeline limited partnership) since its formation in 1999, Chairman of the Board of Directors of Atlas Energy GP, LLC (the general partner of Atlas Energy, L.P. (f/k/a Atlas Pipeline Holdings, L.P.), a publicly-traded oil and gas limited partnership) and Vice Chairman of the Board of Directors of Atlas Resource Partners GP, LLC (the general partner of Atlas Resource Partners, L.P., a publicly-traded oil and gas E&P limited partnership) since February 2012.  Mr. Cohen was also Vice Chairman of the Board of Directors of Atlas Energy, Inc. ((f/k/a Atlas America, Inc.) a publicly-traded oil and gas company) from September 2000 until February 2011 and Vice Chairman of Atlas Energy Resources, LLC from June 2006 until February 2011.

Index
Jeffrey F. Brotman has been a Director of LEAF Financial since April 2008 and a Director of LEAF Asset Management since 2010. Mr. Brotman has also been Executive Vice President of Resource America since June 2007. Mr. Brotman was a co-founder of Ledgewood, P.C. (a Philadelphia-based law firm) and was affiliated with the firm from 1992 until June 2007, serving as its managing partner from 1995 until March 2006. Mr. Brotman is also a non-active Certified Public Accountant and an Adjunct Professor at the University of Pennsylvania Law School. Mr. Brotman was Chairman of the Board of Directors of TRM Corporation (a publicly-traded consumer services company) from September 2006 until September 2008 and was its President and Chief Executive Officer from March 2006 through June 2007.

Thomas C. Elliott has been a Director of LEAF Financial since June 2012.  Mr. Elliott has also been the Chief Financial Officer of Resource America, Inc. since December 2009, Senior Vice President since 2005, Senior Vice President − Finance and Operations from 2006 to December 2009, Senior Vice President – Finance from 2005 to 2006, and Vice President – Finance from 2001 to 2005. Mr. Elliott has also been the Chief Financial Officer, Chief Accounting Officer, and Treasurer of Resource Capital Corp. from 2005 to 2006 and the Senior Vice President – Finance and Operations since 2006.  From 1997 to 2001, Mr. Elliott held various financial positions at Fidelity Leasing, Inc., including Manager of Financial Planning, Director of Asset Securitization, and Treasurer.

Jeffrey D. Blomstrom has been a Director of LEAF Financial since June 2012.  Mr. Blomstrom has also been the President and Managing Director of Resource Financial Fund Management, Inc. (a wholly-owned asset management subsidiary of Resource America Inc.) since 2003, Senior Vice President – CDO Structuring of Resource Capital Corp. since 2005, Managing Director at Cohen and Company (a Philadelphia-based investment bank specializing in the financial services sector) from 2001 to 2003, Senior Vice President of iATMglobal.net (an ATM software development company) from 2000 to 2001, and an Attorney at Covington & Burling (an international law firm) from 1999 to 2000.
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

Mr. Brotman has extensive experience in finance, law, and as the chief executive officer of a public company.

Mr. Elliott has extensive financial and operational experience, including as the chief financial officer of our general partner’s publically-traded parent company.

Mr. Blomstrom has extensive experience in finance, law, and as a president and managing director of several companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, which we refer to as the Exchange Act, requires the directors and executive officers of our General Partner, our General Partners, and holders greater than 10% of our limited partnership interests to file reports with the SEC. SEC regulations require us to identify anyone who filed a required report late during the most recent fiscal year.  Based on our review of these reports, we believe that the filing requirements for all of these reporting persons were complied with during 2013.

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

Index
ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS

(a)	We had 1,419 limited partners as of December 31, 2013.

(b)	In 2004, our General Partner contributed $1,000 to our capital as our General Partner and received its General Partner interest in us. As of December 31, 2013 our General Partner owned 11,986 of our limited partner units. These purchases of limited partner units by our General Partner and its affiliates were at a price discounted by the 7% sales commission which was paid by most of our other limited partners.

(c)	We know of no arrangements that would, at any date subsequent to the date of this report, result in a change in control of us.

(d)	Our General Partner’s name and address is LEAF Financial Corporation, One Commerce Square, 2005 Market Street, 14th Floor, Philadelphia, Pennsylvania 19103.
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

	Years Ended December 31,
	2013	2012
Administrative expenses	$103	$267

Acquisition Fees: Our General Partner was paid a fee for assisting us in acquiring equipment subject to existing equipment leases equal to 2% of the purchase price we paid for the equipment or portfolio of equipment subject to existing equipment financing.

Management Fees: Our General Partner has waived all future management fees.  Approximately $220,000 of management fees were waived for the year ended December 31, 2013 and approximately $4.2 million have been waived on a cumulative basis.

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

Note payable to related party:  We owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $5.7 million and $6.8 million as of December 31, 2013 and December 31, 2012, respectively.  In June 2011, we paid a 1% fee to extend the note maturity date from March 2011 to February 2012 and to reduce the interest rate from 12% to 10% per annum.  In February 2012 and January 2013, we incurred additional 1% fees of the outstanding principal amount each period that was paid to RSO to further extend the maturity date of the related party note payable in one-year increments from February 2012 to February 2014.  In December 2013, without any additional fees, we extended the maturity date of the related party note payable from February 2014 to February 2015.  Interest payments on the note payable were $624,000 and $775,000 for the years ended December 31, 2013 and 2012, respectively.

Distributions. Our General Partner owns a 1% general partner interest and a 2.0% limited partner interest in us. Our General Partner was paid cash distributions of $11,000 and $22,000 respectively, for its general partner and limited partner interests in us for the year ending December 31, 2013 and  $12,000 and $24,000 respectively, for its general partner and limited partner interests in us for the year ending December 31, 2012.

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

Index
ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, Grant Thornton, LLP related to quarterly reviews and the year-end audit were approximately $117,000 and $115,000 for the years ended December 31, 2013 and 2012, respectively.

Audit-Related Fees. We did not incur fees in 2013 and 2012 for other services not included above.

Tax Fees. We did not incur fees in 2013 and 2012 for other services not included above.

All Other Fees. Our auditors, Grant Thornton, LLP, billed us for professional services rendered related to sales tax filings of approximately $23,000 for each of the years ended December 31, 2013 and 2012.

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

10.3	First Amendment to WestLB AG, New York Branch, Secured Loan Agreement (5)
10.4	Second Amendment to WestLB AG, New York Branch, Secured Loan Agreement (6)
10.5	Third Amendment to WestLB AG, New York Branch, Secured Loan Agreement (7)
10.6	Fifth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (8)
10.7	Sixth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (9)
10.8	Indenture among LEAF II Receivables Funding, LLC as issuer, and U.S. Bank National Association as trustee and custodian (9)
10.9	Seventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.1	Eighth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (10)
10.11	Ninth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.12	Tenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.13	Eleventh Amendment to WestLB AG, New York Branch, Secured Loan Agreement (11)
10.14	Twelfth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)
10.15	Thirteenth Amendment to WestLB AG, New York Branch, Secured Loan Agreement (12)
10.16	Fourteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement (12)
10.17	Fifteenth Amendment to West LB AG, New York Branch, Secured Loan Agreement (13)
10.18	LEAF Fund II, LLC – Confirmation of Payoff / Termination
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 1350 18 U.S.C., as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) the Consolidated Statements of  Operations for years ended December 31, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Loss for years ended December 31, 2013 and 2012; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the years ended December 31, 2013 and 2012; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and, (iv) the Notes to Consolidated Financial Statements.

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

LEAF EQUITY APPRECIATION FUND 1I, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, the General Partner

March 31, 2014	By:	/s/ CRIT S. DEMENT
Crit S. Dement
Chief Executive Officer

March 31, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CRIT S. DEMENT	Chief Executive Officer of the General Partner	March 31, 2014
Crit S. Dement	(Principal Executive Officer)

/s/ ROBERT K. MOSKOVITZ	Chief Financial Officer	March 31, 2014
Robert K. Moskovitz	(Principal Accounting and Financial Officer)

/s/ JONATHAN Z. COHEN	Director of the General Partner	March 31, 2014
Jonathan Z. Cohen

/s/ JEFFREY F. BROTMAN	Director of the General Partner	March 31, 2014
Jeffrey F. Brotman

/s/ THOMAS C. ELLIOTT	Director of the General Partner	March 31, 2014
Thomas C. Elliott

/s/ JEFFREY D. BLOMSTROM	Director of the General Partner	March 31, 2014
Jeffrey D. Blomstrom