Form 10-Q
period 2014-03-31
Lease Equity Appreciation Fund II, L.P.
filed 2014-05-14
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$490	$40
Investment in leases and loans, net	4,219	5,093
Deferred financing costs, net	–	8
Other assets	106	22
Total assets	$4,815	$5,163

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Note payable to related party	$5,372	$5,733
Accounts payable and accrued expenses	248	276
Due to affiliates	16,411	16,279
Other liabilities	131	133
Total liabilities	22,162	22,421

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(686)	(685)
Limited partners	(16,661)	(16,573)
Total partners’ deficit	(17,347)	(17,258)
Total liabilities and partners' deficit	$4,815	$5,163

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Interest on equipment financings	$159	$302
Rental income	6	21
Gains (losses) on sales of equipment and lease dispositions, net	70	(17)
Other income	20	78
	255	384

Expenses:
Interest expense	8	298
Interest expense to related party	141	164
Depreciation on operating leases	6	5
Provision for credit losses	72	718
General and administrative expenses	96	117
Administrative expenses reimbursed to affiliate	21	32
Loss on derivative activities	–	165
	344	1,499
Net loss	$(89)	$(1,115)
Net loss allocated to limited partners	$(88)	$(1,104)
Weighted average number of limited partner units outstanding during the period	592,809	592,809
Net loss per weighted average limited partner unit	$(0.15)	$(1.86)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(89)	$(1,115)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	–	240
Comprehensive loss	$(89)	$(875)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	General			Total
	Partner	Limited Partners		Partners’
	Amount	Units	Amount	Deficit
Balance, January 1, 2014	$(685)	592,809	$(16,573)	$(17,258)
Net loss	(1)	-	(88)	(89)
Balance, March 31, 2014	$(686)	592,809	$(16,661)	$(17,347)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(89)	$(1,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on operating leases	6	5
Amortization of deferred financing costs	8	207
Provision for credit losses	72	718
(Gains) losses on sales of equipment and lease dispositions, net	(70)	17
Net loss on derivative activities	–	165
Changes in operating assets and liabilities:
Other assets	(84)	3
Accounts payable and accrued expenses, and other liabilities	(30)	40
Due to affiliates	132	(162)
Net cash used in operating activities	(55)	(122)

Cash flows from investing activities:
Proceeds from leases and loans	878	3,605
Security deposits returned	(12)	(53)
Net cash provided by investing activities	866	3,552

Cash flows from financing activities:
Repayment of debt	–	(2,935)
Repayments of note payable to related party	(361)	(465)
Decrease in restricted cash	–	176
Increase in deferred financing costs	–	(66)
Cash distributions to partners	–	(295)
Net cash used in financing activities	(361)	(3,585)

Increase (decrease) in cash	450	(155)
Cash, beginning of period	40	249
Cash, end of period	$490	$94

Supplemental cash flow disclosure:
Cash paid for interest	$141	$268

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
March 31, 2014
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold.  In the event the Fund is unable to sell its leases and secured loans during the liquidation period, the Fund is expected to continue to return capital to its partners as those leases and loans mature.  All of the Fund’s leases and loans mature by the beginning of 2033.  The Fund entered its liquidation period in October 2011.  Contractually, the Fund will terminate on December 31, 2033, unless sooner dissolved or terminated as provided in the Limited Partnership Agreement (“the Partnership Agreement”).

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

As of March 31, 2014, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.0% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of March 31, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of results of the Fund’s operations for the 2014 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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
March 31, 2014
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

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
March 31, 2014
(Unaudited)

Derivative Instruments

The Fund entered into derivative contracts, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements on its variable rate debt.  U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities on the balance sheet.  The accounting for subsequent changes in the fair value of these derivatives is dependent on whether the derivative qualifies and has been designated for hedge accounting treatment pursuant to U.S. GAAP. Changes in the fair value of derivative instruments are recognized immediately on the accompanying consolidated statement of operations.

Other Income

Other income includes miscellaneous fees charged by the Fund, such as late fee income, among others.  The Fund recognizes fee income as fees are collected. Late fee income was $18,000 for the three months ended March 31, 2014, respectively, and $69,000 for the three months ended March 31, 2013, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
March 31, 2014
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Direct financing leases (a)	$1,864	$2,526
Loans (b)	2,437	2,904
Operating leases	28	33
	4,329	5,463
Allowance for credit losses	(110)	(370)
	$4,219	$5,093

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 84 months.
(b)	The interest rates on loans generally range from 5% to 17%.

The components of direct financing leases and loans are as follows (in thousands):

	March 31, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$2,000	$2,910	$2,660	$3,412
Unearned income	(206)	(453)	(242)	(499)
Residuals, net of unearned residual income (a)	88	-	132	-
Security deposits	(18)	(20)	(24)	(9)
	$1,864	$2,437	$2,526	$2,904

(a)	Unguaranteed residuals for direct leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Equipment on operating leases	$168	$195
Accumulated depreciation	(140)	(162)
	$28	$33

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
March 31, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $110,000 and $370,000) as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31, 2014		December 31, 2013
Age of receivable	Investment in leases and loans	%	Investment in leases and loans	%
Current	$4,099	94.7%	$4,753	87.0%
Delinquent:
31 to 91 days past due	148	3.4%	290	5.3%
Greater than 91 days (a)	82	1.9%	420	7.7%
	$4,329	100.0%	$5,463	100.0%

(a)	All leases and loans are collectively evaluated for impairment.

The Fund had $82,000 and $420,000 of leases and loans on nonaccrual status as of March 31, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	March 31, 2014	December 31, 2013
Performing	$4,247	$5,043
Nonperforming	82	420
	$4,329	$5,463

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,
	2014	2013
Allowance for credit losses, beginning of period	$370	$680
Provision for credit losses	72	718
Charge-offs	(404)	(1,035)
Recoveries	72	317
Allowance for credit losses, end of period (a)	$110	$680

(a)	End of period balances were collectively evaluated for impairment.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
March 31, 2014
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2013, there was $8,000 of unamortized deferred financing costs which were fully amortized during the three months ended March 31, 2014.

NOTE 6 – DEBT AND NOTE PAYABLE TO RELATED PARTY

Note payable to related party.  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $5.4 million and $5.7 million as of March 31, 2014 and December 31, 2013, respectively, on a note payable which bears interest at 10% per annum.  In January 2013, the Fund extended the maturity date from February 15, 2013 to February 15, 2014 by paying a fee equal to 1% of the outstanding principal amount as of January 31, 2013, or $66,000, to RSO.  In December 2013, without any additional fees, the maturity date was extended of the related party note payable from February 2014 to February 2015.  Interest payments on the note payable were $141,000 and $164,000 for the three months ended March 31, 2014 and 2013, respectively.

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings over the next annual period ended March 31 is as follows (in thousands):

March 31, 2015	$5,372
$5,372

NOTE 7 – DERIVATIVE INSTRUMENTS

The Fund previously managed interest rate risk by employing a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund did not use derivative financial instruments for trading or speculative purposes. The Fund managed the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings.  The swaps were terminated in November 2013 in correlation with the pay down of the Portigon debt.

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the three month periods ended March 31, 2013 (in thousands):

	Location of loss reclassified from AOCI to the statements of operations	Amount of loss reclassified from AOCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations

2013	(a)	$240	(b)	$2

(a)	Losses reclassified from accumulated other comprehensive loss were recognized in loss on derivative activities on the accompanying statement of operations.

(b)	All changes in fair value were recognized in loss on derivative activities and all cash payments on derivatives were recognized in interest expense. The Fund recognized an expense of $78,000 in interest expense for the three month period ended March 31, 2013, related to cash payments on derivatives. Changes in fair value of $76,000 were recognized as a reduction to expense within loss on derivative activities for the three month period ended March 31, 2013.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
March 31, 2014
(Unaudited)

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

The methods used to estimate the fair value on financial instruments that are not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized and the carrying value of the Fund’s debt at March 31, 2014 and December 31, 2013 is as follows:

					Liabilities
	Carrying Value	Fair Value Measurements Using			At Fair Value
		Level 1	Level 2	Level 3
March 31, 2014:
Note payable to related party	$5,372	$-	$5,372	$-	$5,372

December 31, 2013:
Note payable to related party	$5,733	$-	$5,733	$-	$5,733

The fair value of the related party note payable was determined to approximate carrying value as the interest rate is comparable to current market rates.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
March 31, 2014
(Unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended March 31,
	2014	2013
Administrative expenses	$21	$32

Management Fees. The General Partner has waived all future management fees. Through March 31, 2014, the General Partner has earned and waived management fees of $4.2 million, of which $23,000 related to the three months ended March 31, 2014.

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

Distributions.  The General Partner owns a 1% general partner interest and a 2.02% limited partner interest in the Fund. The General Partner was paid cash distributions of $3,000 and $6,000 for its general partner interests and limited partner interests in the Fund, respectively, for the three months ended March 31, 2013.

Note Payable to related party.  See Note 6 for a further discussion.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its March 31, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

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

The following discussion provides an analysis of our operating results, an overview of our liquidity and capital resources and other items related to us. The following discussion and analysis should be read in conjunction with (i) the accompanying interim financial statements and related notes and (ii) our consolidated financial statements, related notes, and management’s discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

We are expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five year reinvestment period and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and secured loans during the liquidation period, to the extent that there is excess cash, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the beginning of 2033. We entered our liquidation period in October 2011 and will terminate on December 31, 2033, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

Index
General Economic Overview

For the quarter ended March 31, 2014 U. S. economic activity showed overall slow but steady growth in many sectors of the economy especially in the small business sector.  Several high profile economic issues that were providing head winds to the economy were effectively resolved during the quarter. The Federal Reserve began the highly anticipated tapering of asset purchases under the Quantitative Easing program without noticeable adverse impact on the performance of the economy.  The commencement of the tapering was in recognition of economic improvement and stability. Congress came to an agreement on the debt ceiling thereby removing that potentially destabilizing issue from the economic agenda. Still looming over the economy is the implementation of the Affordable Care Act and the impact on economic activity, especially small business activity, which is likely to be felt throughout 2014. Some specific key economic indicators and reports that were released in the first quarter of 2014 that have specific relevance to small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to the LEAF Funds as loans and leases to small to medium size businesses comprise the majority of the LEAF Funds portfolios.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for March 2014 was 65.1 (over 50 is considered positive) which continues an overall yearly increase in the Index which measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends.
•	The National Association of Realtors reported in March 2014 that home prices increased in most of the country. This is an important economic indicator because rising home prices generally contribute to an improvement in consumer sentiment which can drive consumer spending, the most important driver of economic growth.
•	In March 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses decreased 5% as compared to the prior month; however it is still 5% higher year over year. Commentary in the report stated “Small business owners still lack conviction about the ability of the recovery to accelerate before expanding operations.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased to 93.4 in March 2014. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends. While the Index has increased it is still below the pre-recession levels. An Index of 100 or greater indicates likely expansion of the small business sector.
•	The National Association of Credit Management Index (“CMI”) for March 2014 measured 55.6 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The CMI has remained over 50 for more than a year and CMI Index also noted and expansion in credit extended to business.
•	The March 2014 Institute of Supply Management reported it’s PMI Index on the manufacturing sector. The PMI Index showed expansion for the tenth straight month and the PMI index registered 53.7 (any number over 50 indicates growth). Of the 18 manufacturing segments included in the index 14 segments reported growth, and the growth was shown in new orders, production and employment.
•	In March 2014 the unemployment was 6.7% as compared to 7.0% in December 2013 and 7.3% in September 2013. As most new employment creation comes from small to medium size businesses this is again another indication of improving conditions in that segment of the economy.
•	The 2014 Equipment Leasing & Finance Foundation’s U.S. Economic Outlook update released in early April reported that the U.S. economy is expected to grow 2.8% which would be the fastest pace since 2008, with growth in equipment and software investment to grow even faster at 4.2% in 2014.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of the LEAF Funds portfolios.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	March 31, 2014	December 31, 2013
Investment in leases and loans, net	$4,219	$5,093

Number of contracts	1,300	1,700
Number of individual end users (a)	1,300	1,600
Average original equipment cost	$52.2	$44.8
Average initial lease term (in months)	74	74
Average remaining lease term (in months)	27	27

States accounting for more than 10% of lease and loan portfolio:
California	16%	22%
Puerto Rico	16%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	57%	51%
Medical Equipment	16%	23%
Garment Care	12%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Services	29%	36%
Manufacturing	25%	22%
Agriculture/Forestry/Fishing	15%	14%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 16% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Three Months Ended March 31,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$4,329	$10,484	$(6,155)	(59)%
Less: allowance for credit losses	(110)	(680)	570	(84)%
Investment in leases and loans, net	$4,219	$9,804	$(5,585)	(57)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$4,793	$12,600	$(7,807)	(62)%
Non-performing assets	$82	$326	$(244)	(75)%
Charge-offs, net of recoveries	$332	$718	$(386)	(54)%
As a percentage of finance receivables:
Allowance for credit losses	2.54%	6.49%
Non-performing assets	1.89%	3.11%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	6.93%	5.70%

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

We focused on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased, resulting in a reduction in the allowance for credit losses and non-performing assets.  However, the lingering effects of the economic recession has made it difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of higher delinquencies, as evidenced by the increase in charge-offs, net of recoveries as a percentage of weighted average finance receivables.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through March 31, 2014.

Index
Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$159	$302	$(143)	(47)%
Rental income	6	21	(15)	(71)%
Gains (losses) on sales of equipment and lease dispositions, net	70	(17)	87	512%
Other income	20	78	(58)	(74)%
	255	384	(129)	(34)%
Expenses:
Interest expense	8	298	(290)	(97)%
Interest expense to related party	141	164	(23)	(14)%
Depreciation on operating leases	6	5	1	20%
Provision for credit losses	72	718	(646)	(90)%
General and administrative expenses	96	117	(21)	(18)%
Administrative expenses reimbursed to affiliate	21	32	(11)	(34)%
Gain on derivative activities	–	165	(165)	(100)%
	344	1,499	(1,155)
Net loss	$(89)	$(1,115)	$1,026
Net loss allocated to limited partners	$(88)	$(1,104)	$1,016

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $4.8 million for the three months ended March 31, 2014 as compared to $12.6 million for the three months ended March 31, 2013, a decrease of $7.8 million or 62.0%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on the sale of equipment and lease dispositions decreased $87,000 to a loss of $70,000 for the three month period ended March 31, 2014 compared to a net gain of $17,000 for the three month period ended March 31, 2013. Gains and losses on sales of equipment may vary significantly from period to period.

•	Other income decreased from $78,000 for the three months ended March 31, 2013 to $20,000 for the three months ended March 31, 2014, a decrease of $58,000 or 74%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Total expenses decreased for the three month period ended March 31, 2014 as a result of the decrease in the size of our portfolio. Our provision for credit losses decreased to $72,000 for the three month period ended March 31, 2014 compared to $718,000 for the three month period end March 31, 2013. We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors. The decrease in total expenses was also due to the following:

•	A decrease in interest expense primarily due to a decrease in average debt outstanding. Weighted average borrowings for three months ended March 31, 2014 were $0 as compared to $5.0 million for the three months ended March 31, 2013.

•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012 we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended March 31, 2014 was $0.15 compared to a net loss per limited partner unit of $1.86 for the three months ended March 31, 2013, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

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

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(55)	$(122)
Net cash provided by investing activities	866	3,552
Net cash used in financing activities	(361)	(3,585)
Increase (decrease) in cash	$450	$(155)

During the three months ended March 31, 2014 cash increased by $450,000 primarily due net proceeds from leases and loans of $866,000 that exceeded our affiliated note repayments of $361,000 and cash used in operating activities of $55,000.

Partners’ distributions paid for the three months ended March 31, 2014 and 2013 were $0 and $295,000, respectively.  Cumulative partner distributions paid from our inception to March 31, 2014 were $21.2 million. Partners’ distributions were made at a rate of 2.0% per annum in 2014 and 2013.  However, as a result of the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it will cease making regular cash distributions in November 2013.

The General Partner has waived all future management fees.  Through March 31, 2014, the General Partner has earned and waived management fees of $4.2 million, of which $23,000 related to the three months ended March 31, 2014.

Borrowings

We previously had a loan to Portigon Financial Services (Portigon or the Lender) that matured and was paid off in November 2013.

We owe $5.4 million to Resource Capital Corporation, Inc. (“RSO”) as of March 31, 2014, which is a related entity of the Fund through common management with RAI, on a note payable which bears interest at 10% per annum.  In January 2013, we extended the maturity date from February 2013 to February 2014 by paying a fee equal to 1%, or $77,000, of the outstanding principal amount as of January 31, 2013 to RSO.  In December 2013, without any additional fees, we extended the maturity date of the related party note payable from February 2014 to February 2015.

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

Future cash distributions to the limited partners will be made after all the liabilities of the Fund are paid.  At this time we do not expect any additional cash distributions to the limited partners.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Consolidated Statements of  Operations for the three month periods ended March 31, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Loss for the three month periods ended March 31, 2014 and 2013; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the three months ended March 31, 2014; (iv) the Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and, (iv) the Notes to Consolidated Financial Statements.

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

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

May 14, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

May 14, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer