Form 10-Q
period 2014-06-30
Lease Equity Appreciation Fund II, L.P.
filed 2014-08-13
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 333-116595
___________________

LEASE EQUITY APPRECIATION FUND II, L.P.
(Exact name of registrant as specified in its charter)
___________________

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$330	$40
Investment in leases and loans, net	2,995	5,093
Deferred financing costs, net	–	8
Other assets	128	22
Total assets	$3,453	$5,163

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Accounts payable and accrued expenses	$202	$276
Note payable to related party	4,657	5,733
Due to affiliates	16,379	16,279
Other liabilities	125	133
Total liabilities	21,363	22,421

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(692)	(685)
Limited partners	(17,218)	(16,573)
Total partners’ deficit	(17,910)	(17,258)
Total liabilities and partners' deficit	$3,453	$5,163

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Interest on equipment financings	$112	$269	$270	$571
Rental income	5	16	12	37
Gains on sales of equipment and lease dispositions, net	11	120	81	103
Other income	8	65	27	143
	136	470	390	854

Expenses:
Interest expense	–	206	8	504
Interest expense to related party	130	157	270	320
Depreciation on operating leases	3	6	8	12
Provision (reduction) for credit losses	432	(438)	505	281
General and administrative expenses	113	121	210	238
Administrative expenses reimbursed to affiliate	20	25	41	57
Loss on derivative activities	–	46	–	211
	698	123	1,042	1,623
Net (loss) income	$(562)	$347	$(652)	$(769)
Net (loss) income allocated to limited partners	$(556)	$344	$(645)	$(761)
Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net (loss) income per weighted average limited partner unit	$(0.94)	$0.58	$(1.09)	$(1.28)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(562)	$347	$(652)	$(769)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	–	100	–	340
Comprehensive (loss) income	$(562)	$447	$(652)	$(429)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	General			Total
	Partner	Limited Partners		Partners’
	Amount	Units	Amount	Deficit
Balance, January 1, 2014	$(685)	592,809	$(16,573)	$(17,258)
Net loss	(7)	-	(645)	(652)
Balance, June 30, 2014	$(692)	592,809	$(17,218)	$(17,910)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(652)	$(769)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on operating leases	8	12
Amortization of deferred financing costs	8	358
Provision for credit losses	505	281
Gains on sales of equipment and lease dispositions, net	(81)	(103)
Net loss on derivative activities	–	211
Changes in operating assets and liabilities:
Other assets	(106)	(28)
Accounts payable and accrued expenses, and other liabilities	(82)	(141)
Due to affiliates	100	(238)
Net cash used in operating activities	(300)	(417)

Cash flows from investing activities:
Proceeds from leases and loans	1,685	6,076
Security deposits returned	(19)	(107)
Net cash provided by investing activities	1,666	5,969

Cash flows from financing activities:
Repayments of note payable to related party	(1,076)	(693)
Repayment of debt	–	(4,552)
Decrease in restricted cash	–	252
Increase in deferred financing costs	–	(66)
Cash distributions to partners	–	(597)
Net cash used in financing activities	(1,076)	(5,656)

Increase (decrease) in cash	290	(104)
Cash, beginning of period	40	249
Cash, end of period	$330	$145

Supplemental cash flow disclosure:
Cash paid for interest	$270	$497

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
June 30, 2014
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

As of June 30, 2014, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.02% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of June 30, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of results of the Fund’s operations for the 2014 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the allowance for credit losses and the estimated unguaranteed residual values of leased equipment, among others.  The Fund bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
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

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

Derivative Instruments

The Fund previously entered into derivative contracts, all of which have been terminated, including interest rate swaps, to add stability to its financing costs and to manage its exposure to interest rate movements on its variable rate debt.  U.S. GAAP requires recognition of all derivatives at fair value as either assets or liabilities on the balance sheet.  The accounting for subsequent changes in the fair value of these derivatives is dependent on whether the derivative qualifies and has been designated for hedge accounting treatment pursuant to U.S. GAAP.  Changes in the fair value of derivative instruments are recognized immediately on the accompanying consolidated statement of operations

Other Income

Other income includes miscellaneous fees charged by the Fund, such as late fee income, among others.  The Fund recognizes late fee income as fees are collected. Late fee income was $5,000 and $24,000 for the three and six months ended June 30, 2014, respectively, and $53,000 and $122,000 for the three and six months ended June 30, 2013, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Direct financing leases (a)	$1,249	$2,526
Loans (b)	1,821	2,904
Operating leases	25	33
	3,095	5,463
Allowance for credit losses	(100)	(370)
	$2,995	$5,093

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 144 months.
(b)	The interest rates on loans generally range from 5% to 17%.

The components of direct financing leases and loans are as follows (in thousands):

	June 30, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum lease payments	$1,309	$2,210	$2,660	$3,412
Unearned income	(119)	(381)	(242)	(499)
Residuals, net of unearned residual income (a)	71	-	132	-
Security deposits	(12)	(8)	(24)	(9)
	$1,249	$1,821	$2,526	$2,904

(a)	Unguaranteed residuals for direct leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Equipment on operating leases	$119	$195
Accumulated depreciation	(94)	(162)
	$25	$33

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $100,000 and $370,000) as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30, 2014		December 31, 2013
Age of receivable (a)	Investment in leases and loans	%	Investment in leases and loans	%
Current	$2,697	87%	$4,753	87%
Delinquent:
31 to 91 days past due	368	12%	290	5%
Greater than 91 days	30	1%	420	8%
	$3,095	100%	$5,463	100.0%

(a)	All leases and loans are collectively evaluated for impairment.

The Fund had $30,000 and $420,000 of leases and loans on nonaccrual status as of June 30, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	June 30, 2014	December 31, 2013
Performing	$3,065	$5,043
Nonperforming	30	420
	$3,095	$5,463

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$110	$680	$370	$680
Provision (reduction) for credit losses	432	(438)	505	281
Charge-offs	(649)	(288)	(1,053)	(1,324)
Recoveries	207	136	278	453
Allowance for credit losses, end of period (a)	$100	$90	$100	$90

(a)	End of period balances were collectively evaluated for impairment.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2013, there was $8,000 of unamortized deferred financing costs which were fully amortized during the six months ended June 30, 2014.

NOTE 6 – NOTE PAYABLE TO RELATED PARTY

Note payable to related party.  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of the Fund through common management with RAI, $4.7 million and $5.7 million as of June 30, 2014 and December 31, 2013, respectively, on a note payable which bears interest at 10% per annum.  In December 2013, the maturity date was extended on the related party note payable from February 2014 to February 2015.  Interest payments on the note payable were $270,000 and $320,000 for the six months ended June 30, 2014 and 2013, respectively.  As of June 30, 2014, $3.1 million of gross leases and loans were pledged as collateral for this note.

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings over the next annual period ended June 30 are as follows (in thousands):

June 30, 2015	$4,657
$4,657

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

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the six month periods ended June 30, 2013 (in thousands):

	Location of loss reclassified from AOCI to the statements of operations	Amount of loss reclassified from AOCI to the statements of operations	Location of loss recognized in the statements of operations	Amount of loss recognized in the statements of operations
2013	(a)	$340	(b)	$3

(a)	Losses reclassified from accumulated other comprehensive loss were recognized in loss on derivative activities on the accompanying statement of operations.

(b)	All changes in fair value were recognized in loss on derivative activities and all cash payments on derivatives were recognized in interest expense. The Fund recognized an expense of $133,000 in interest expense for the six month periods ended June 30, 2013, related to cash payments on derivatives. Changes in fair value of $130,000 were recognized as a reduction to expense within loss on derivative activities for the six month periods ended June 30, 2013.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
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

The methods used to estimate the fair value on financial instruments that are not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at June 30, 2014 and December 31, 2013 is as follows:

	Carrying Value	Fair Value Measurements Using			Liabilities At Fair Value
		Level 1	Level 2	Level 3
June 30, 2014:
Note payable to related party	$4,657	$-	$3,957	$-	$3,957

December 31, 2013:
Note payable to related party	$5,733	$-	$5,733	$-	$5,733

The fair value of the related party note payable was determined based on the expected future discounted cash flows.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
June 30, 2014
(Unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Administrative expenses	$20	$25	$41	$57

Management Fees. The General Partner has waived management fees since December 2009.  Through June 30, 2014, the General Partner has waived management fees of $4.2 million, of which $45,000 related to the six months ended June 30, 2014.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Due to Affiliates.  Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts are expected to be repaid.

Distributions.  The General Partner owns a 1% general partner interest and a 2.02% limited partner interest in the Fund. The General Partner was paid cash distributions of $6,000 and $12,000 for its general partner interests and limited partner interests in the Fund, respectively, for the six months ended June 30, 2013.  There were no distributions made during 2014.

Note Payable to related party.  See Note 6 for a further discussion.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its June 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

Index
ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-Q, the words “believes,” “anticipates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties more particularly described in other documents filed with Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the results of any revisions to forward-looking statements which we may make to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

To date, limited partners have received total distributions ranging from approximately 32% to 44% of their original amount invested, depending upon when the investment was made.  Management has worked to maximize the amount distributed to limited partners via regular cash distributions.  As we entered the liquidation phase of the partnership in October 2011, we are prohibited from acquiring additional leases and loans.  Accordingly, cash flows on our existing investment in leases and loans will be used to repay our obligations.  The Fund is in its liquidation process, which will continue until all of the leases are collected or sold and our debts are paid.  As a result of the continued liquidation of the Fund’s investment portfolio, the Fund notified its limited partners that it will cease making regular cash distributions in November 2013 and that it does not anticipate making any additional distributions.

Index
General Economic Overview

For the quarter ended June 30, 2014, U.S. economic activity showed overall slow but steady growth in many sectors of the economy especially in the small business sector.  The severe weather experienced in the first quarter of 2014 has had a lagging effect on economic performance but there are signs of a rebound in the second quarter 2014 performance.   With no changes in monetary policy from the Federal Reserve, and no legislative initiatives expected from the Congress until after the November 2014 election, the economy is expected to continue to grow at a slow pace through the remainder of 2014 barring international shocks from the Ukraine crisis, Iraq or similar events.  Some specific key economic indicators and reports that were released in the second quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for June 2014 was 61.4; down from 65.1 at the March 2014 report (over 50 is considered positive). The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. While down slightly from the prior report the Index reflected the sentiment of the majority of the executives that business conditions will remain the same or improve over the next four months.
•	The National Association of Realtors reported in June 2014 that home prices increased in most of the country and were 5.1% higher than prior year levels. Additionally existing home sales rose 4.9% at an annual rate as compared to the prior month. These are important economic indicators because rising home prices generally contribute to an improvement in consumer sentiment which can drive consumer spending, the most important driver of economic growth.
•	On July 1, 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses showed an increase of 12 % as compared to the prior year period. Commentary in the report stated “The index has risen at double digit rates for three consecutive months signaling growing confidence among small companies and further GDP growth.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index increased to 96.6 in June 2014. This is the highest level since September 2007 approaching the onset of the Great Recession. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends.
•	The National Association of Credit Management Index (“CMI”) for June 2014 measured 56.1 which was higher than the 55.6 for the last quarter end but down from 56.8 in May 2014 (any number over 50 shows an economy in expansion). The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year and CMI Index also noted an expansion in credit extended to business.
•	The June 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion, and the June 2014 PMI index of 53.7 (any number over 50 indicates growth) was at its highest level since May 2010.
•	The 2014 Equipment Leasing & Finance Foundation’s U.S. Economic Outlook update released in early July 2014 reported that the U.S. investment in equipment and software is expected to grow 2.6% in 2014 which is down from an initial forecast of 2.8% as a result of the sluggish first quarter weather related performance.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	June 30, 2014	December 31, 2013
Investment in leases and loans, net	$2,995	$5,093
Number of contracts	1,200	1,700
Number of individual end users (a)	1,200	1,600
Average original equipment cost	$51.0	$44.8
Average initial lease term (in months)	74	74
Average remaining lease term (in months)	28	27

States accounting for more than 10% of lease and loan portfolio:
California	18%	22%
New Jersey	12%	9%
Tennessee	12%	7%
New York	11%	7%
Puerto Rico	2%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	50%	51%
Medical Equipment	19%	23%
Garment Care	16%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Manufacturing	32%	22%
Agriculture/Forestry/Fishing	20%	14%
Services	19%	36%

(a)	Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 12% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Six Months Ended June 30,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$3,095	$8,028	$(4,933)	(61)%
Less: allowance for credit losses	(100)	(90)	(10)	11%
Investment in leases and loans, net	$2,995	$7,938	$(4,943)	(62)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$4,277	$10,963	$(6,686)	(61)%
Non-performing assets	$30	$216	$(186)	(86)%
Charge-offs, net of recoveries	$775	$871	$(96)	(11)%

As a percentage of finance receivables:
Allowance for credit losses	3.23%	1.12%
Non-performing assets	0.97%	2.69%

As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	18.12%	7.94%

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

We focused on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased, resulting in a reduction in overall non-performing assets and charge-offs, net of recoveries.  The lingering effects of the economic recession has made it difficult for some of our customers to make payments on their financings with us on a timely basis, which has adversely affected our operations in the form of an increase in charge-offs, net of recoveries as a percentage of weighted average finance receivables.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through June 30, 2014.

Index
Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$112	$269	$(157)	(58)%
Rental income	5	16	(11)	(69)%
Gains on sales of equipment and lease dispositions, net	11	120	(109)	(91)%
Other income	8	65	(57)	(88)%
	136	470	(334)	(71)%
Expenses:
Interest expense	–	206	(206)	(100)%
Interest expense to related party	130	157	(27)	(17)%
Depreciation on operating leases	3	6	(3)	(50)%
Provision (reduction) for credit losses	432	(438)	870	(199)%
General and administrative expenses	113	121	(8)	(7)%
Administrative expenses reimbursed to affiliate	20	25	(5)	(20)%
Loss on derivative activities	–	46	(46)	(100)%
	698	123	575
Net (loss) income	$(562)	$347	$(909)
Net (loss) income allocated to limited partners	$(556)	$344	$(900)

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $3.8 million for the three months ended June 30, 2014 as compared to $9.3 million for the three months ended June 30, 2013, a decrease of $5.5 million or 59%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on sales of equipment and lease dispositions decreased $109,000 to a gain of $11,000 for the three month period ended June 30, 2014 compared to a net gain of $120,000 for the three month period ended June 30, 2013. Gains on sales of equipment may vary significantly from period to period.

•	Other income decreased from $65,000 for the three months ended June 30, 2013 to $8,000 for the three months ended June 30, 2014, a decrease of $57,000 or 88%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Excluding the increase in the provision for credit losses, all other expenses decreased for the three month period ended June 30, 2014 as a result of the decrease in the size of our portfolio.  We recorded a provision for credit losses of $432,000 for the three month period ended June 30, 2014 compared to a reduction to our provision of $438,000 for the three month period ended June 30, 2013, resulting from a decrease in our allowance for credit losses.  We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.  The decrease in all other expenses was primarily due to the following:

•	A decrease in interest expense, due to a reduction of average debt outstanding, and a decrease in loss on derivative activities, due to the termination of the derivative contracts in relation to the November 2013 term loan payoff.

•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2013, we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended June 30, 2014 was $0.94 compared to net income per limited partner unit of $0.58 for the three months ended June 30, 2013, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$270	$571	$(301)	(53)%
Rental income	12	37	(25)	(68)%
Gains on sales of equipment and lease dispositions, net	81	103	(22)	(21)%
Other income	27	143	(116)	(81)%
	390	854	(464)	(54)%
Expenses:
Interest expense	8	504	(496)	(98)%
Interest expense to related party	270	320	(50)	(16)%
Depreciation on operating leases	8	12	(4)	(33)%
Provision for credit losses	505	281	224	80%
General and administrative expenses	210	238	(28)	(12)%
Administrative expenses reimbursed to affiliate	41	57	(16)	(28)%
Loss on derivative activities	–	211	(211)	(100)%
	1,042	1,623	(581)
Net loss	$(652)	$(769)	$117
Net loss allocated to limited partners	$(645)	$(761)	$116

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $4.3 million for the six months ended June 30, 2014 as compared to $11.0 million for the six months ended June 30, 2013, a decrease of $6.7 million or 61%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on sales of equipment and lease dispositions decreased $22,000 to a gain of $81,000 for the six month period ended June 30, 2014 compared to a net gain of $103,000 for the six month period ended June 30, 2013. Gains on sales of equipment may vary significantly from period to period.

•	Other income decreased from $143,000 for the six months ended June 30, 2013 to $27,000 for the six months ended June 30, 2014, a decrease of $116,000 or 81%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Excluding the increase in the provision for credit losses, all other expenses decreased for the six month period ended June 30, 2014 as a result of the decrease in the size of our portfolio.  We recorded a provision for credit losses of $505,000 for the six month period ended June 30, 2014 compared to a provision for credit losses of $281,000 for the six month period ended June 30, 2013.  We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.  The decrease in all other expenses was primarily due to the following:

•	A decrease in interest expense, due to a reduction of average debt outstanding, and a decrease in loss on derivative activities, due to the termination of the derivative contracts in relation to the November 2013 term loan payoff.

•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012, we began to apply cash receipts on leases and loans that had been pledged as collateral on the 2007-1 Term Securitization to repayment of the related party note payable.

•	A decrease in depreciation on operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the net loss allocated to our General Partner, for the six months ended June 30, 2014 and 2013 was $1.09 and $1.28, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, normal operating expenses, and distributions to partners.  As discussed below, we notified our limited partners that we will cease making regular cash distributions in November 2013 and do not anticipate making any additional distributions.  Accordingly, we plan to fund future operating expenses from cash remaining after payments for debt service.  In addition, we are exploring ways to liquidate the fund.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(300)	$(417)
Net cash provided by investing activities	1,666	5,969
Net cash used in financing activities	(1,076)	(5,656)
Increase (decrease) in cash	$290	$(104)

During the six months ended June 30, 2014 cash increased by $290,000 primarily due to proceeds from leases and loans of $1.666 million that exceeded our affiliated note repayments of $1.076 million and cash used in operating activities of $300,000.

The General Partner has waived management fees since December 2009.  Through June 30, 2014, the General Partner has waived management fees of $4.2 million, of which $45,000 related to the six months ended June 30, 2014.

Borrowings

We previously had a loan to Portigon Financial Services (Portigon or the Lender) that matured and was paid off in November 2013.

We owe $4.7 million to Resource Capital Corporation, Inc. (“RSO”) as of June 30, 2014, which is a related entity of the Fund through common management with RAI, on a note payable which bears interest at 10% per annum.  In December 2013, we extended the maturity date of the related party note payable from February 2014 to February 2015.

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

Our primary use of cash is for debt service, of which substantially all of our leases and loans are pledged as collateral. Repayment of our debt is based on the payments we receive from our customers.  If a lease or loan becomes delinquent, our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us.  Therefore, higher than expected lease and loan defaults will reduce our liquidity.

Cumulative partner distributions paid from our inception to June 30, 2014 were $21.2 million and were made at a rate of 2.0% per annum in 2013 before the regular cash distributions were discontinued in November 2013.  Future cash distributions, if any, to the limited partners will be made after all the liabilities of the Fund are paid.  At this time we do not expect any additional cash distributions to the limited partners.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of  Operations for the three and six month periods ended June 30, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2014 and 2013; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the six months ended June 30, 2014; (iv) the Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership

	By:	LEAF Financial Corporation, its General Partner

August 13, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

August 13, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer