Form 10-Q
period 2014-09-30
Lease Equity Appreciation Fund II, L.P.
filed 2014-11-13
CIK 1294154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to _______

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

LEASE EQUITY APPRECIATION FUND II, L.P.
INDEX TO QUARTERLY REPORT
ON FORM 10-Q

Index
PART 1. FINANCIAL INFORMATION

ITEM I – FINANCIAL STATEMENTS

LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Cash	$290	$40
Investment in leases and loans, net	2,161	5,093
Other assets	66	30
Total assets	$2,517	$5,163

LIABILITIES AND PARTNERS’ DEFICIT
Liabilities:
Note payable to related party	$4,042	$5,733
Accounts payable and accrued expenses	188	276
Due to affiliates	16,390	16,279
Other liabilities	50	133
Total liabilities	20,670	22,421

Commitments and contingencies (Note 10)

Partners’ Deficit:
General partner	(694)	(685)
Limited partners	(17,459)	(16,573)
Total partners’ deficit	(18,153)	(17,258)
Total liabilities and partners' deficit	$2,517	$5,163

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except unit data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Interest on equipment financings	$70	$171	$341	$742
Rental income	3	13	15	50
Gains on sales of equipment and lease dispositions, net	35	329	116	432
Other income	15	38	43	181
	123	551	515	1,405

Expenses:
Interest expense	–	154	8	658
Interest expense to related party	113	153	384	473
Depreciation from operating leases	2	8	10	20
Provision for credit losses	163	254	668	535
General and administrative expenses	71	65	280	303
Administrative expenses reimbursed to affiliate	19	24	60	81
Loss on derivative activities	–	34	–	245
	368	692	1,410	2,315
Net loss	$(245)	$(141)	$(895)	$(910)
Net loss allocated to limited partners	$(243)	$(140)	$(886)	$(901)
Weighted average number of limited partner units outstanding during the period	592,809	592,809	592,809	592,809
Net loss per weighted average limited partner unit	$(0.41)	$(0.24)	$(1.49)	$(1.52)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(245)	$(141)	$(895)	$(910)
Amortization of net loss on financial derivatives reclassified from accumulated other comprehensive loss	–	74	–	414
Comprehensive loss	$(245)	$(67)	$(895)	$(496)

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statement of Changes in Partners’ Deficit
(In thousands, except unit data)
(Unaudited)

	General Partner Amount			Total Partners’ Deficit
		Limited Partners
		Units	Amount
Balance, January 1, 2014	$(685)	592,809	$(16,573)	$(17,258)
Net loss	(9)	-	(886)	(895)
Balance, September 30, 2014	$(694)	592,809	$(17,459)	$(18,153)

The accompanying notes are an integral part of this consolidated financial statement.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(895)	$(910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation from operating leases	10	20
Amortization of deferred financing costs	8	478
Provision for credit losses	668	535
Gains on sales of equipment and lease dispositions, net	(116)	(432)
Net loss on derivative activities	–	245
Changes in operating assets and liabilities:
Other assets	(44)	(44)
Accounts payable and accrued expenses, and other liabilities	(171)	(370)
Due to affiliates	111	(297)
Net cash used in operating activities	(429)	(775)

Cash flows from investing activities:
Proceeds from leases and loans	2,391	7,860
Security deposits returned	(21)	(146)
Net cash provided by investing activities	2,370	7,714

Cash flows from financing activities:
Repayments of note payable to related party	(1,691)	(830)
Repayment of debt	–	(5,987)
Decrease in restricted cash	–	713
Deferred financing costs incurred	–	(66)
Cash distributions to partners	–	(899)
Net cash used in financing activities	(1,691)	(7,069)

Increase (decrease) in cash	250	(130)
Cash, beginning of period	40	249
Cash, end of period	$290	$119

Supplemental cash flow disclosure:
Cash paid for interest	$384	$700

The accompanying notes are an integral part of these consolidated financial statements.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements
September 30, 2014
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

The Fund is expected to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which the Fund’s leases and secured loans will either mature or be sold. In the event the Fund is unable to sell its leases and loans during the liquidation period, the Fund expects to continue to return capital to its partners as those leases and loans mature. All of the Fund’s leases and loans mature by the end of 2033. The Fund entered its liquidation period in October 2011, and accordingly, is prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, the Fund will terminate on December 31, 2033, unless sooner dissolved or terminated as provided in the Partnership Agreement.

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

As of September 30, 2014, in addition to its 1% general partnership interest, the General Partner also had invested $1.0 million for a 2.02% limited partnership interest in the Fund.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements reflect all adjustments that are, in the opinion of management, of a normal and recurring nature and necessary for a fair statement of the Fund’s financial position as of September 30, 2014, and the results of its operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results of the Fund’s operations for the 2014 calendar year. The financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting.  Accordingly, certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations. These interim financial statements should be read in conjunction with the Fund’s financial statements and notes thereto presented in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 31, 2014.

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
September 30, 2014
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
September 30, 2014
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

Other Income

Other income includes miscellaneous fees charged by the Fund, such as late fee income, among others.  The Fund recognizes fee income as fees are collected.  Late fee income was $10,000 and $34,000 for the three and nine months ended September 30, 2014, respectively, and $33,000 and $155,000 for the three and nine months ended September 30, 2013, respectively.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2014
(Unaudited)

NOTE 3 – INVESTMENT IN LEASES AND LOANS

The Fund’s investment in leases and loans, net, consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Direct financing leases (a)	$957	$2,526
Loans (b)	1,471	2,904
Operating leases	23	33
	2,451	5,463
Allowance for credit losses	(290)	(370)
	$2,161	$5,093

(a)	The Fund’s direct financing leases are for initial lease terms generally ranging from 24 to 144 months.
(b)	The interest rates on loans generally range from 5% to 17%.

The components of direct financing leases and loans are as follows (in thousands):

	September 30, 2014		December 31, 2013
	Leases	Loans	Leases	Loans
Total future minimum contractual payments	$984	$1,794	$2,660	$3,412
Unearned income	(75)	(315)	(242)	(499)
Residuals, net of unearned residual income (a)	59	-	132	-
Security deposits	(11)	(8)	(24)	(9)
	$957	$1,471	$2,526	$2,904

(a)	Unguaranteed residuals for direct leases represent the estimated amounts recoverable at lease termination from lease extensions or disposition of the equipment.

The Fund’s investment in operating leases, net, consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Equipment on operating leases	$119	$195
Accumulated depreciation	(96)	(162)
	$23	$33

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2014
(Unaudited)
NOTE 4 – ALLOWANCE FOR CREDIT LOSSES AND ASSET QUALITY

The following table is an age analysis of the Fund’s receivables from leases and loans (presented gross of allowance for credit losses of $290,000 and $370,000) as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30, 2014		December 31, 2013
Age of receivable (a)	Investment in leases and loans	%	Investment in leases and loans	%
Current	$2,152	88%	$4,753	87%
Delinquent:
31 to 91 days past due	205	8%	290	5%
Greater than 91 days	94	4%	420	8%
	$2,451	100%	$5,463	100%

(a)	All leases and loans are collectively evaluated for impairment.

The Fund had $94,000 and $420,000 of leases and loans on nonaccrual status as of September 30, 2014 and December 31, 2013, respectively.  The credit quality of the Fund’s investment in leases and loans is as follows (in thousands):

	September 30, 2014	December 31, 2013
Performing	$2,357	$5,043
Nonperforming	94	420
	$2,451	$5,463

The following table summarizes the activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for credit losses, beginning of period	$100	$90	$370	$680
Provision for credit losses	163	254	668	535
Charge-offs	(19)	(135)	(1,072)	(1,459)
Recoveries	46	121	324	574
Allowance for credit losses, end of period (a)	$290	$330	$290	$330

(a)	End of period balances were collectively evaluated for impairment. Additionally, as of September 30, 2014 and based on quantitative evaluations, $200,000 was added to the collective reserve that represented a future payment on one account.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2014
(Unaudited)
NOTE 5 – DEFERRED FINANCING COSTS

As of December 31, 2013, there was $8,000 of unamortized deferred financing costs which were fully amortized during the nine months ended September 30, 2014.

NOTE 6 – NOTE PAYABLE TO RELATED PARTY

Note payable to related party.  The Fund owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of RAI, approximately $4.0 million and $5.7 million as of September 30, 2014 and December 31, 2013, respectively, on a note payable which bears interest at 10% per annum and matures in February 2015.  Interest payments on the note payable were $384,000 and $473,000 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, $2.5 million of gross leases and loans were pledged as collateral for this note.

Repayments:  Estimated annual principal payments on the Fund’s aggregate borrowings over the next annual period ended September 30 are as follows (in thousands):

September 30, 2015	$4,042
$4,042

NOTE 7 – DERIVATIVE INSTRUMENTS

The Fund previously managed interest rate risk by employing a hedging strategy using derivative financial instruments such as interest rate swaps.  The Fund did not use derivative financial instruments for trading or speculative purposes. The Fund managed the credit risk of possible counterparty default in these derivative transactions by dealing primarily with counterparties with investment grade ratings.  The swaps were terminated in November 2013 in connection with the payoff of the related debt.

The following table summarizes the effect of the interest rate swaps on the consolidated statements of operations and other comprehensive loss for the nine month periods ended September 30, 2013 (in thousands):

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

(b)
All changes in fair value were recognized in loss on derivative activities and all cash payments on derivatives were recognized in interest expense. The Fund recognized an expense of $174,000 in interest expense for the nine month period ended September 30, 2013, related to cash payments on derivatives.  Changes in fair value of $169,000 were recognized as a reduction to expense within loss on derivative activities for the nine month period ended September 30, 2013.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2014
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

The methods used to estimate the fair value on financial instruments that are not measured at fair value, the level within the fair value hierarchy that those fair value measurements are categorized, and the carrying value of the Fund’s debt at September 30, 2014 and December 31, 2013 is as follows:

	Carrying	Fair Value Measurements Using			Liabilities At Fair
	Value	Level 1	Level 2	Level 3	Value
September 30, 2014:
Note payable to related party	$4,042	$-	$3,107	$-	$3,107

December 31, 2013:
Note payable to related party	$5,733	$-	$5,733	$-	$5,733

The fair value of the related party note payable was determined based on the expected future discounted cash flows.

Index
LEASE EQUITY APPRECIATION FUND II, L.P. AND SUBSIDIARIES
Notes To Consolidated Financial Statements - (Continued)
September 30, 2014
(Unaudited)

NOTE 9 – CERTAIN RELATIONSHIPS AND TRANSACTIONS WITH AFFILIATES

The Fund relies on the General Partner and its affiliates to manage the Fund’s operations and pays the General Partner or its affiliates fees to manage the Fund in accordance with the Partnership Agreement. The following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Administrative expenses	$19	$24	$60	$81

Management Fees. The General Partner has waived management fees since December 2009.  Through September 30, 2014, the General Partner has waived management fees of approximately $4.3 million, of which approximately $63,000 related to the nine months ended September 30, 2014.

Administrative Expenses. The General Partner and its affiliates are reimbursed by the Fund for administrative services reasonably necessary to operate the Fund which do not exceed the General Partner’s actual cost of those services.

Due to Affiliates.  Due to affiliates includes amounts owed to the General Partner and its affiliates for various items such as management fees, expense reimbursements, and the acquisition and management of equipment portfolios.  These amounts were advanced with the expectation of repayment.

Distributions.  The General Partner owns a 1% general partner interest and a 2.02% limited partner interest in the Fund. The General Partner was paid cash distributions of $9,000 and $18,000 for its general partner interests and limited partner interests in the Fund, respectively, for the nine months ended September 30, 2013.  There were no distributions made since November 2013.

Note Payable to related party.  See Note 6 for a further discussion.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Fund is party to various legal proceeding arising out of the ordinary course of its business. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the Fund’s financial condition or results of operations.

NOTE 11 – SUBSEQUENT EVENTS

The Fund has evaluated its September 30, 2014 financial statements for subsequent events through the date the financial statements were issued.  The Fund is not aware of any additional subsequent events which would require recognition or disclosure in the financial statements.

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

We expect to have a minimum of a nine-year life, consisting of an offering period of up to two years, a five-year reinvestment period, and a subsequent liquidation period of two years, during which our leases and secured loans will either mature or be sold. In the event we are unable to sell our leases and loans during the liquidation period, we expect to continue to return capital to our partners as those leases and loans mature. All of our leases and loans mature by the end of 2033. We entered our liquidation period in October 2011, and accordingly, are prohibited from acquiring additional leases and loans under the Limited Partnership Agreement (“the Partnership Agreement”). Contractually, we will terminate on December 31, 2033, unless sooner dissolved or terminated as provided in the Partnership Agreement.  As of September 30, 2014, the Fund had 73 active contracts remaining in the portfolio.  The General Partner is actively exploring the termination of the Fund as further distributions to the limited partners are not expected.

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

Index
General Economic Overview

For the quarter ended September 30, 2014, U.S. economic activity demonstrated a continuation of the slow but steady growth following the weather-related contraction in the first quarter of 2014.  Most sectors of the economy, including the small business sector, showed improvement.  Congress passed a continuing resolution in September 2014 to fund the government through December 11, 2014, and no legislative initiatives are expected from Congress until after the November 2014 election.  This provides some short-term relief from the uncertainty surrounding government policy.  The Federal Reserve continued its quantitative easing program and did not signal any imminent changes to the interest rate environment.  At the same time, the emergence of international crises in Ukraine, unrest in Hong Kong, the rise of ISIS, and the spreading of the Ebola virus have had a dampening effect on economic enthusiasm due to the uncertainty of fallout from these events.

Some specific key economic indicators and reports that were released in the third quarter of 2014 that have specific relevance for small to medium size business performance are summarized below.  The indicators show overall positive trends. These indicators have especially important relevance to us as loans and leases to small to medium size businesses comprise the majority of our portfolio.

•	The Monthly Confidence Index reported by The Equipment Leasing & Finance Foundation for September 2014 was 60.2, an increase from 58.9 at the August 2014 Index. Any Index over 50 indicates a positive outlook for future business conditions. The Monthly Confidence Index measures lease and finance company executive sentiment with respect to availability of capital, plans on hiring, and overall U.S. economic trends. The September 2014 Index reflected the sentiment of the majority of the executives surveyed that business conditions will remain the same or improve over the next four months.
•	The National Association of Realtors reported in September 2014 that existing home sales and pending home sales both declined slightly from the prior month but still remained at a strong level as compared to prior periods. Home sales for the remainder of 2014 are expected to be strong due to improved inventory conditions. These housing statistics are important economic indicators because rising home sales generally contribute to an improvement in consumer sentiment which can spur consumer spending, the most important driver of economic growth.
•	On October 1, 2014 the Thomson Reuters/PayNet Small Business Lending Index which measures the volume of lending to small businesses showed a decline of 10% as compared to the prior year period. Commentary in the report stated “the data tells us small business are making measured investment. This measured investment with low credit risk helps extend the low risk expansion phase of this economic cycle.”
•	The National Federation of Independent Business reported that its Small Business Optimism Index as reported in September 2014 increased to 96.1 which was 0.4 higher than the previous month’s report. While the Index is still below the pre-recession high, it has been showing steady progress and points to economic growth of about 2% for the year. The Index measures ten different items including small business sentiment about business expansion, hiring, and sales trends.
•	The National Association of Credit Management Index (“CMI”) for September 2014 measured 54.9 which was down from the 55.6 from the prior month. Any number over 50 shows an economy in expansion. The factors comprising the CMI include activities like credit extended, credit approval rates, delinquencies and bankruptcies. The recent CMI numbers suggest a still sluggish but slowly growing economy. The CMI has remained over 50 for more than a year.
•	The September 2014 Institute of Supply Management reported its PMI Index on the manufacturing sector showed continued expansion, and the September 2014 PMI index of 56.6 (any number over 50 indicates growth) reflected expansion of the manufacturing sector for the 16th consecutive month. The PMI Index covers 18 manufacturing industries, and 15 of those industries reported growth in September 2014.
•	The 2014 Equipment Leasing & Finance Foundation’s Q4 U.S. Economic Outlook update released in early October 2014 projects full year 2014 economic growth to be 2.2% which is down from an initial forecast of 2.8% as a result of the sluggish first quarter weather related performance. Overall 2014 shipments of durable goods are expected to show 5.5% growth.

Taken altogether, these indicators point to an economy that is continuing to grow steadily but slowly which is positive for the small to medium size businesses that comprise the majority of our portfolio.

Index
Finance Receivables and Asset Quality

Information about our portfolio of leases and loans is as follows (dollars in thousands):

	September 30, 2014	December 31, 2013
Investment in leases and loans, net	$2,161	$5,093

Active contracts: (a)
Number of contracts	73	322
Number of individual end users (b)	69	311
Average original equipment cost	$144.3	$71.0
Average initial lease term (in months)	105	89
Average remaining lease term (in months)	23	17

States accounting for more than 10% of lease and loan portfolio:
California	19%	22%
Tennessee	14%	7%
New Jersey	13%	9%
New York	10%	7%
Puerto Rico	3%	13%

Types of equipment accounting for more than 10% of lease and loan portfolio:
Industrial Equipment	50%	51%
Medical Equipment	21%	23%
Garment Care	19%	10%

Types of businesses accounting for more than 10% of lease and loan portfolio:
Manufacturing	34%	22%
Agriculture/Forestry/Fishing	21%	14%
Services	20%	36%

(a)
The December 31, 2013 amounts reported in this section have been restated from the previously reported amounts due to a change in methodology that occurred during the third quarter of 2014 to only include active contracts into these amounts.

(b)
Located in the 50 states as well as the District of Columbia and Puerto Rico. No individual end user or single piece of equipment accounted for more than 14% of our portfolio based on original cost of the equipment.

Index
Portfolio Performance

The table below provides information about our finance receivables including non-performing assets, which are those assets that are not accruing income due to non-performance or impairment (dollars in thousands):

	As of and for the
	Nine Months Ended September 30,
			Change
	2014	2013	$	%
Investment in leases and loans before allowance for credit losses	$2,451	$6,589	$(4,138)	(63)%
Less: allowance for credit losses	(290)	(330)	40	(12)%
Investment in leases and loans, net	$2,161	$6,259	$(4,098)	(65)%

Weighted average investment in direct financing leases and loans before allowance for credit losses	$3,772	$9,699	$(5,927)	(61)%
Non-performing assets	$94	$267	$(173)	(65)%
Charge-offs, net of recoveries	$748	$885	$(137)	(15)%
As a percentage of finance receivables:
Allowance for credit losses	11.83%	5.01%
Non-performing assets	3.84%	4.05%
As a percentage of weighted average finance receivables:
Charge-offs, net of recoveries	19.83%	9.12%

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

We focused on financing equipment used by small to mid-sized businesses.  Because the Fund is in the liquidation phase, the portfolio of outstanding leases and loans has decreased.  The lingering effects of the economic recession has made it difficult for some of our customers to make payments on their financings with us on a timely basis, and as expected in a liquidating portfolio, the performing leases payoff as scheduled while the delinquent leases remain delinquent, resulting in an increase in charge-offs net of recoveries and the allowance for credit losses, expressed as percentages.

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

For a complete discussion of our critical accounting policies and estimates, see our annual report on Form 10-K for fiscal 2013 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates.” There have been no material changes to these policies through September 30, 2014.

Index
Results of Operations

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$70	$171	$(101)	(59)%
Rental income	3	13	(10)	(77)%
Gains on sales of equipment and lease dispositions, net	35	329	(294)	(89)%
Other income	15	38	(23)	(61)%
	123	551	(428)	(78)%
Expenses:
Interest expense	–	154	(154)	(100)%
Interest expense to related party	113	153	(40)	(26)%
Depreciation from operating leases	2	8	(6)	(75)%
Provision for credit losses	163	254	(91)	(36)%
General and administrative expenses	71	65	6	9%
Administrative expenses reimbursed to affiliate	19	24	(5)	(21)%
Loss on derivative activities	–	34	(34)	(100)%
	368	692	(324)
Net loss	$(245)	$(141)	$(104)
Net loss allocated to limited partners	$(243)	$(140)	$(103)

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $2.8 million for the three months ended September 30, 2014 as compared to $7.2 million for the three months ended September 30, 2013, a decrease of $4.4 million or 61%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on sales of equipment and lease dispositions decreased $294,000 to a gain of $35,000 for the three month period ended September 30, 2014 compared to a net gain of $329,000 for the three month period ended September 30, 2013. Gains on sales of equipment may vary significantly from period to period.

•	Other income decreased from $38,000 for the three months ended September 30, 2013 to $15,000 for the three months ended September 30, 2014, a decrease of $23,000 or 61%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Excluding the slight increase in general and administrative expenses, all other expenses decreased for the three month period ended September 30, 2014 as a result of the decrease in the size of our portfolio.  We recorded a provision for credit losses of $163,000 for the three month period ended September 30, 2014 compared to a provision for credit losses of $254,000 for the three month period ended September 30, 2013.  We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.  The decrease in all other expenses was primarily due to the following:

•	A decrease in interest expense, due to a reduction of average debt outstanding, and a decrease in loss on derivative activities, due to the termination of the derivative contracts in relation to the November 2013 term loan payoff.

•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012, the proceeds of the remaining collateral was available to repay the related party note payable.

•	A decrease in depreciation from operating leases due to continued maturity of our lease and loan portfolio.

Index
The net loss per limited partner unit, after the net loss allocated to our General Partner, for the three months ended September 30, 2014 was $0.41 compared to net loss per limited partner unit of $0.24 for the three months ended September 30, 2013, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013 (dollars in thousands):

			Increase (Decrease)
	2014	2013	$	%
Revenues:
Interest on equipment financings	$341	$742	$(401)	(54)%
Rental income	15	50	(35)	(70)%
Gains on sales of equipment and lease dispositions, net	116	432	(316)	(73)%
Other income	43	181	(138)	(76)%
	515	1,405	(890)	(63)%
Expenses:
Interest expense	8	658	(650)	(99)%
Interest expense to related party	384	473	(89)	(19)%
Depreciation from operating leases	10	20	(10)	(50)%
Provision for credit losses	668	535	133	25%
General and administrative expenses	280	303	(23)	(8)%
Administrative expenses reimbursed to affiliate	60	81	(21)	(26)%
Loss on derivative activities	–	245	(245)	(100)%
	1,410	2,315	(905)
Net loss	$(895)	$(910)	$15
Net loss allocated to limited partners	$(886)	$(901)	$15

The overall decrease in revenues is primarily a result of a decreasing lease and loan portfolio as we are in our liquidation phase whereby we are prohibited from acquiring any new leases and loans. A more specific discussion follows:

The decrease in total revenues was primarily attributable to the following:

•	A decrease in interest on equipment financings and rental income. Our weighted average net investment in financing assets decreased to $3.8 million for the nine months ended September 30, 2014 as compared to $9.7 million for the nine months ended September 30, 2013, a decrease of $5.9 million or 61%. As we entered our liquidation phase in October 2011 we are not permitted under the Partnership Agreement to acquire additional leases and loans. Therefore, our revenues are expected to continue to decline as our weighted average net investment in financing assets declines.

•	Gains on sales of equipment and lease dispositions decreased $316,000 to a gain of $116,000 for the nine month period ended September 30, 2014 compared to a net gain of $432,000 for the nine month period ended September 30, 2013. Gains on sales of equipment may vary significantly from period to period.

•	Other income decreased from $181,000 for the nine months ended September 30, 2013 to $43,000 for the nine months ended September 30, 2014, a decrease of $138,000 or 76%. The decrease in other income is primarily related to a decrease in late fee income, which is primarily driven by the decrease in the size of our portfolio.

Excluding the increase in the provision for credit losses, all other expenses decreased for the nine month period ended September 30, 2014 as a result of the decrease in the size of our portfolio.  We recorded a provision for credit losses of $668,000 for the nine month period ended September 30, 2014 compared to a provision for credit losses of $535,000 for the nine month period ended September 30, 2013.  We provide for credit losses when losses are likely to occur based on a migration analysis of past due payments and economic conditions, in addition to various qualitative factors.  The decrease in all other expenses was primarily due to the following:

•	A decrease in interest expense, due to a reduction of average debt outstanding, and a decrease in loss on derivative activities, due to the termination of the derivative contracts in relation to the November 2013 term loan payoff.

•	A decrease in interest expense to related party. Subsequent to the repayment of our 2007-1 Term Securitization in August 2012, the proceeds of the remaining collateral was available to repay the related party note payable.

•	A decrease in depreciation from operating leases due to continued maturity of our lease and loan portfolio.

•	A decrease in general and administrative expenses and administrative expenses reimbursed to affiliates due to the decrease in the size of our portfolio.

Index
The net loss per limited partner unit, after the net loss allocated to our General Partner, for the nine months ended September 30, 2014 and 2013 was $1.49 and $1.52, respectively, based on a weighted average number of limited partner units outstanding of 592,809 for both periods.

Liquidity and Capital Resources

General

Our major source of liquidity is from the collection of lease and loan payments.  Our primary cash requirements are for debt service, normal operating expenses, and distributions to partners.  As discussed below, we notified our limited partners that we will cease making regular cash distributions in November 2013 and do not anticipate making any additional distributions.  Accordingly, we plan to fund future operating expenses from cash remaining after payments for debt service.  As of September 30, 2014, the Fund had 73 active contracts remaining in the portfolio.  The General Partner is actively exploring the termination of the Fund as further distributions to the limited partners are not expected.

The following table sets forth our sources and uses of cash for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(429)	$(775)
Net cash provided by investing activities	2,370	7,714
Net cash used in financing activities	(1,691)	(7,069)
Increase (decrease) in cash	$250	$(130)

During the nine months ended September 30, 2014 cash increased by $250,000 primarily due to net proceeds from leases and loans of $2.370 million that exceeded our affiliated note repayments of $1.691 million and cash used in operating activities of $429,000.

The General Partner has waived management fees since December 2009.  Through September 30, 2014, the General Partner has waived management fees of approximately $4.3 million, of which approximately $63,000 related to the nine months ended September 30, 2014.

Borrowings

We previously had a loan to Portigon Financial Services (“Portigon” or the “Lender”) that matured and was paid off in November 2013.

We owed Resource Capital Corporation, Inc. (“RSO”), which is a related entity of RAI, approximately $4.0 million as of September 30, 2014 on a note payable which bears interest at 10% per annum and matures in February 2015.

Liquidity Summary

Our primary source of liquidity comes from payments on our lease and loan portfolio.  Our primary use of cash is for debt service.  Substantially all of our leases and loans are collateral for our debt, however, all of our debt is non-recourse to the partnership which limits our financial exposure.  Repayment of our debt is based on the payments we receive from our customers.  If a lease or loan becomes delinquent, our lender uses the excess collateral from performing leases to repay our loan, even though our customer has not paid us.  Therefore, higher than expected lease and loan defaults will reduce our liquidity.

Cumulative partner distributions paid from our inception to September 30, 2014 were $21.4 million and were made at a rate of 2.0% per annum in 2013 before the regular cash distributions were discontinued in November 2013.  Future cash distributions, if any, to the limited partners will be made after all the liabilities of the Fund are paid.  At this time we do not expect any additional cash distributions to the limited partners.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101
Interactive data file containing the following financial statements formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine month periods ended September 30, 2014 and 2013; (iv) the Consolidated Statement of Changes in Partners’ Deficit for the nine months ended September 30, 2014; (iv) the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and, (iv) the Notes to Consolidated Financial Statements.

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

LEASE EQUITY APPRECIATION FUND II, L.P.
Delaware Limited Partnership
	By:	LEAF Financial Corporation, its General Partner

November 12, 2014	By:	/s/ CRIT S. DEMENT
Crit S. DeMent
Chief Executive Officer

November 12, 2014	By:	/s/ ROBERT K. MOSKOVITZ
Robert K. Moskovitz
Chief Financial Officer